Form 10-Q
period 1995-09-30
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1995-11-13
CIK 828957

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------


                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-10547

                      MERIDIAN POINT REALTY TRUST VIII CO.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Missouri                                  94-3058019
      (State or other jurisdiction of            (I.R.S. Employer I.D. Number)
      incorporation or organization)


         50 California Street, Suite 1600, San Francisco, California 94111
--------------------------------------------------------------------------------
               (Address and zip code of principal executive offices)


         Registrant's telephone number, including area code: (415) 956-3031


                                      NONE
-------------------------------------------------------------------------------
    (Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X No

Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

        Shares of Common Stock outstanding as of November 1, 1995: 1,609,937 Shares of Preferred Stock outstanding as of November 1, 1995: 5,273,927


-------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION
-------------------------------------------------------------------------------


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.

      The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Form 10-K of the registrant as amended (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the Company's management, all normal and recurring material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                                   (Unaudited)


                                                       1995              1994
--------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                            $81,556,949      $ 83,465,937
Less:  Accumulated Deprecation                    (12,420,453)      (11,129,031)
------------------------------------------------------------------------------------
                                                   69,136,496        72,336,906
Rental Property Held for Sale, Net of
Accumulated Depreciation                                  --         11,133,035
  of $2,221,841 as of December 31, 1994
------------------------------------------------------------------------------------
                                                   69,136,496        83,469,941
Other Assets:
Cash and Cash Equivalents                           5,292,235         4,960,399
Cash Held In Escrow                                   175,000                --
Receivables, Net of Reserves of $320,584 and
$117,278
  as of September 30, 1995 and December 31,           430,415           728,782
1994, respectively
Notes Receivable From Affiliates                      228,000           228,000
Personal Property, Net                                 41,591            79,219
Capitalized Loan Costs, Net of Accumulated
Amortization of
  $738,946 and $656,555 as of September 30,
1995 and
  December 31, 1994, respectively                     239,632           322,023
Capitalized Lease Commissions, Net of
Accumulated Amortization of
  $279,142 and $465,770 as of September 30,
1995 and
  December 31, 1994, respectively                     309,583           511,743
Other Assets, Net of Accumulated Amortization of
  $286,822 and $214,455 as of September 30,
1995 and
  December 31, 1994, respectively                   1,096,516         1,457,441
====================================================================================
Total Assets                                      $76,949,468      $ 91,757,548
====================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                             $7,832,337      $  7,976,495
Long-Term Debt Facilities                          24,480,530        36,754,964
Due To Affiliates                                      40,086           131,906
Accounts Payable                                    1,066,770         1,289,316
Prepaid Rent, Tenant Deposits and Other               274,549           361,749
Liabilities
------------------------------------------------------------------------------------
Total Liabilities                                  33,694,272        46,514,430
------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock with par
value of $0.001;
  an aggregate of 50,000,000 Common and
Preferred Shares authorized;
  1,609,937 Common Shares and 5,273,927
Preferred Shares issued and
  outstanding as of September 30, 1995 and             6,884              6,884
December 31, 1994, respectively
Paid-in Capital                                   65,389,820         65,389,820
Distributions in Excess of Income                (22,141,508)       (20,153,586)
------------------------------------------------------------------------------------
Total Shareholders' Equity                        43,255,196         45,243,118
====================================================================================
Total Liabilities and Shareholders' Equity       $76,949,468       $ 91,757,548
====================================================================================

          The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                        Three Months Ended       Nine Months Ended
                                            September 30,          September 30,
                                         1995        1994         1995       1994
-------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments   $2,522,137  $ 2,976,673  $8,347,927  $ 8,966,763
Interest and Other                         88,776       56,000     250,710      136,438
-------------------------------------------------------------------------------------
Total Revenues                          2,610,913    3,032,673   8,598,637    9,103,201
-------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt         743,142      977,961   2,671,250    2,926,600
Premium
Property Taxes                            375,952      458,818   1,136,302    1,287,313
Property Operating Costs, Including
Amounts Paid to
  Related Parties of $94,020,             453,435      482,885   1,236,354    1,051,413
$115,729, $308,828 and
  $359,204, respectively
General and Administrative,
Including Amounts Paid to
  Related Parties of $77,774,             184,715      279,056     741,678      798,176
$80,465, $290,022 and
  $268,455, respectively
Provision for Decrease in Net                 --          --     1,182,015         --
Realizable Value
Depreciation and Amortization             644,032      977,143   2,095,112    2,479,193
-------------------------------------------------------------------------------------
Total Expenses                          2,401,276    3,175,863   9,062,711    8,542,695
-------------------------------------------------------------------------------------
Income (Loss) Before Net Gain (Loss)      209,637     (143,190)   (464,074)     560,506
on Sale of Properties
Net Gain (Loss) on Sale of Properties    (106,060)         --       51,197           --
-------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary        103,577     (143,190)   (412,877)     560,506
Item
Extraordinary Item - Prepayment          (129,433)         --     (129,433)         --
Penalty on Paydown
-------------------------------------------------------------------------------------
=====================================================================================
Net Income (Loss)                        $(25,856)  $ (143,190)  $(542,310)    $560,506
=====================================================================================
Net Income (Loss)                        $(25,856)  $ (143,190)  $(542,310)    $560,506
Less: Preferred Distributions            (369,176)  (1,160,264) (1,107,525)  (1,160,264)
Declared
-------------------------------------------------------------------------------------
Net Loss Available to Common            $(395,032) $(1,303,454) $(1,649,835)  $(599,758)
Shareholders
=====================================================================================
Net Loss Per Share:
Loss Per Common Share Before            $   (0.16)   $   (0.81)   $   (0.94)  $   (0.37)
Extraordinary Item
Extraordinary Item                          (0.08)         --         (0.08)       --
-------------------------------------------------------------------------------------
Net Loss Per Common Share               $   (0.24)   $   (0.81)   $   (1.02)  $   (0.37)
=====================================================================================
Preferred Distributions Paid Per        $    0.07    $    0.22    $    0.21   $    0.22
Share
=====================================================================================
Common Distributions Paid Per Share     $    0.07    $    0.22    $    0.21   $    0.22
=====================================================================================

          The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1995 and
                      For the Year Ended December 31, 1994
                                   (Unaudited)


                           Common Stock      Preferred Stock   Paid-in  Distributions In
                        Shares    Amount    Shares             Amount        Capital
Excess of Income
---------------------------------------------------------------------------------------
Balance -
 December 31, 1993     1,609,937   $1,610  5,273,927   $5,274 $65,389,820   $(16,764,347)
Net Loss                      --       --         --       --          --     (1,874,789)
Distributions Declared
  Common                      --       --         --       --          --       (354,186)
  Preferred                   --       --         --       --          --     (1,160,264)
---------------------------------------------------------------------------------------
Balance -
 December 31, 1994     1,609,937    1,610  5,273,927   5,274  65,389,820     (20,153,586)
Net Loss                      --       --         --      --          --        (542,310)
Distributions Declared
  Common                      --       --         --      --          --        (338,087)
  Preferred                   --       --         --      --          --      (1,107,525)
---------------------------------------------------------------------------------------
Balance -
 September 30, 1995    1,609,937   $1,610  5,273,927   $5,274 $65,389,820   $(22,141,508)
=======================================================================================

          The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                                             1995            1994
------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                        $(542,310)         $560,506
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided By Operating Activities:
   Depreciation                                          1,939,330         2,254,248
   Amortization - Other                                    238,173           359,826
   Rent Adjustment                                           7,891           (78,637)
   Provision for Decrease in Net Realizable Value        1,182,015                --
   Net Gain on Sale of Properties                          (51,197)               --
   Prepayment Penalty on Paydown                           129,433                --
   Increase in Capitalized Lease Commissions              (102,192)         (175,540)
   Decrease in Accounts Receivable                         298,367             7,825
   Decrease in Other Assets                                227,713            31,823
   Decrease in Accounts Payable                           (248,588)         (175,393)
   Decrease in Due to Affiliates                           (91,820)          (14,025)
   Increase in Other Liabilities                           106,289           168,639
---------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                3,093,104         2,939,272
---------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Improvements to Existing Real Estate                      (311,723)         (396,680)
Net Cash Received on Sale of Properties                  1,605,124                --
---------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities      1,293,401          (396,680)
---------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Principal Payments on Long Term Debt Facilities         (2,464,899)         (749,044)
Principal Payments on Mortgage Notes                      (144,158)          (41,190)
Cash Received Due to Refinancing                                --           141,672
Distributions Paid to Shareholders                      (1,445,612)       (1,514,450)
---------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                   (4,054,669)       (2,163,012)
---------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                  331,836           379,580
Cash and Cash Equivalents, Beginning of Period           4,960,399         4,145,489
=======================================================================================
Cash and Cash Equivalents, End of Period                $5,292,235        $4,525,069
=======================================================================================

Supplemental Schedule of Non-Cash Transactions:

Transactions Related to Sale of Properties:
  Net Book Value of Properties Disposed                $11,563,062        $      --
  Other Assets Written-Off, Net of Other Liabilities       104,833               --
  Paydown of Long-Term Debt Facility                     9,809,535               --
  Prepayment Penalties                                     129,433               --
  Interest Paid In Escrow                                   27,650               --
  Cash Held in Escrow                                      175,000               --

Refinancing of Auburn Hills:
  Extinguishment of Bank Facility                               --         5,928,958
  Assumption of New Mortgage Note Payable                       --         6,220,000
  Loan Costs Incurred                                           --            62,200
  Environmental Holdback                                        --            10,000
  Closing Costs                                                 --            77,170


          The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


1.    General.

      Meridian Point Realty Trust VIII Co. (the "Company") is a corporation organized for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. Generally, it is the Company's intention not to invest net proceeds from sales in additional properties, and, accordingly, the Company is a self-liquidating/finite life entity. The Company commenced operations on October 17, 1988.

      Certain prior year amounts have been reclassified in the consolidated financial statements and related notes to conform to the 1995 presentation.


2.    Consolidation.

      The consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.


3.    Statements of Cash Flow.

      For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest was $793,994 and $986,640 for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994 cash paid for interest was $2,668,205 and $2,841,310, respectively.


4.    Rentals From Real Estate Investments.

      Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $331,521 and $400,412 were included in Rentals from Real Estate Investments for the three months ended September 30, 1995 and 1994, respectively. Expense Recaptures for the nine months ended September 30, 1995 and 1994 totaled $1,091,648 and $1,281,331, respectively.

      All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.


5.    Investments in Real Estate and Depreciation Methods.

       Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of September 30, 1995 and December 31, 1994, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $5,167,000 and $6,772,000, respectively.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company plans to adopt the principles of SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial position and results of operations.

      Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related lease.


6.    Rental Property Held for Sale.

      At December 31, 1994, Rental Property Held for Sale included the Tropicana Marketplace located in Las Vegas, Nevada. The Company sold this property on July 24, 1995 (see Note 8).


7.    Long-Term Debt Facility.

Facility

      As of September 30, 1995 and December 31, 1994, there were outstanding under a facility with an insurance company $24,480,530 and $36,754,964, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs.

Interest and Principal Maturities

      Under the insurance company facility, there were outstanding five advances totaling $24,480,530 at September 30, 1995. These advances bear fixed interest rates for periods ranging from six months to three years. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                                    Advance and
                    Notional Amount               Interest Maturity
                     as of 09/30/95      Rate           Date
                    ---------------     -------   -----------------
                       3,941,173         7.60%    December 1996
                      11,586,707         8.87%    June 1997
                       6,087,762         8.87%    June 1997
                       2,864,888         8.80%    May 1998
                       ---------
                     $24,480,530

      On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi (see Note 8). The net sale proceeds received from that transaction were used to make a principal payment on the facility. On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada. The Company used the net sale proceeds from the Tropicana Marketplace to pay the entire balance of an interest rate contract which was maturing in October 1995 and part of the balance of the interest rate contract maturing in December 1996. (See
Note 8.)


Loan Covenants and Collateral

      On June 24, 1993, the Company and the lender executed a second amendment to the loan agreement. The amendment stipulates that if the loan to-value-ratio is more than 55% and equal to or less than 65%, the Company must pay the lender any excess cash which will be utilized to pay down the outstanding principal balance. Excess cash has been defined as cash and cash equivalents at the end of any calendar quarter in excess of $4.0 million. If the loan-to-value ratio exceeds 65%, the loan will be in default.

      Additional terms and conditions of the second amendment include: (i) repayment of the loan in monthly principal and interest payments using a twenty-two year amortization schedule (subject to the interest rate contract maturities detailed above); (ii) reduction of the minimum net worth covenant to $25.0 million; (iii) a requirement to apply 90% of the net proceeds to the facility upon the sale of more than 2% of appraised value of the Company's assets during any 12 month period if the loan-to-value ratio is equal to or greater than 50%; and (iv) a requirement to apply 70% of the net proceeds to the facility upon the sale of more than 2% of the appraised value of the Company's assets during any 12 month period if the loan-to-value ratio is less than 50%. Under the terms of the second amendment, unless payment of distributions is necessary to preserve REIT status, the Company can only pay distributions if the insurance company has determined that the Company's loan-to-value ratio is 55% or less. (See Note 11.)

      As approved by the insurance company, the property valuations as of December 31, 1994 indicate that the Company is in compliance with all covenants regarding the loan-to-value ratio, and the loan-to-value ratio is 53%.

      On September 17, 1993, the shareholders of the Company elected four individuals as new members of the board. The election of four new board members (constituting a majority of the board) created a default under the loan agreement for the Company's debt facility. The lender has indicated that it will reserve its rights with respect to the default but will not currently pursue any remedy available to it under the terms of the loan agreement with the Company.


8.    Disposition of Properties.

      On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi. The selling price of $2,000,000 was paid entirely in cash. The Company received net proceeds of $1,927,677, after deductions for closing costs and prorated items totaling $72,323. In connection with the sale, the Company recognized a Gain on Sale of Property of $157,257. The property had previously been written down to its estimated net realizable value.

      On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada for a selling price of $10,218,000. Net proceeds amounted to $9,644,065 after (i) $398,935 of adjustments for closing costs, interest earned and pro-rations, and (ii) adjustment for an escrow holdback amounting to $175,000. The net proceeds from the sale and additional funds of $322,553 deposited by the Company into an escrow account totaling $9,966,618 were remitted to the insurance company as additional principal reduction totaling $9,809,535, prepayment penalties amounting to $129,433, and an interest payment of $27,650. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced. (See Note 7.) In connection with the sale, the Company recognized a Loss on Sale of Property of $106,060. The property had previously been written down to its estimated net realizable value.

      Subsequent to September 30, 1995, the Company received a partial refund of the $175,000 escrow holdback which refund amounted to $126,393, reflecting deductions totaling $50,000 that were incurred in connection with the settlement of tenant disputes outstanding on the date the Tropicana Marketplace property was sold. The refund includes interest earned on the escrow holdback amounting to $1,393.


9.    Net Income (Loss) Per Common Share.

      Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. The weighted average number of common shares outstanding for the nine months ended September 30, 1995 and 1994 was 1,609,937.


10.   Income Taxes.

      The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1995. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements (see Note
11). Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1995 and 1994.


11.   Declaration of Dividends.

      Under the Company's articles of incorporation, the Board cannot declare any dividends on common shares until it has first declared dividends on the preferred shares' annual preference amount as computed under those articles.

      The preferred shares generally have a non-cumulative preferential right to such current dividends as are declared each year by the Board up to an amount equal to the lesser of (a) 6% of the aggregate adjusted stated value of preferred shares, (b) earnings and profits for the prior year, or (c) the amount legally available for distribution by the Company.

      On April 28, 1995, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on May 15, 1995 to shareholders of record on May 4, 1995. On June 7, 1995, the Board declared dividends for the second quarter in the amount of $0.07 per preferred and $0.07 per common share, payable on June 30 to shareholders of record on June 20, 1995. On September 8, 1995, the Board declared dividends for the third quarter in the amount of $0.07 per preferred and $0.07 per common share payable on September 29 to shareholders of record on September 19, 1995. The respective $0.07 dividends per preferred share declared on April 28, June 7, and September 8, 1995 each encompass the quarterly preferred minimum preference of $0.06018 per share based upon earnings and profits of the prior year.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      The Company owns a diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The
Company is a self-liquidating, finite-life real estate investment trust ("REIT"). With the assistance of an outside advisor, the board of directors is continuing to explore future opportunities for the Company. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows and the notes thereto included on pages 2 through 9 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in those financial statements, or
(b) have the meanings ascribed to them in such financial statements and the notes thereto.


Liquidity and Capital Resources.

      The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                   For the Nine Months Ended September 30,
                                                   1995            1994
                                                   ----            ----
            Cash flows provided by (used in):
            Operating activities             $3,093,104      $2,939,272
            Investing activities             $1,293,401       $(396,680)
            Financing activities            $(4,054,669)    $(2,163,012)


      In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income
(loss) before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains from the sale of property and net realizable value (NRV) provisions. A reconciliation of the Company's net loss before extraordinary item to Funds From Operations is as follows:

                                         For the Nine Months Ended September 30,
                                                         1995           1994
                                                         ----           ----
   Net income (loss) before extraordinary item      $(412,877)      $560,506
   Reconciling items -
      Depreciation and amortization                 2,055,873      2,367,266
      Net Gain on sale of properties                  (51,197)            --
                                                    ---------       --------
   Funds From Operations, including NRV provisions  1,591,799      2,927,772
      NRV provisions                                1,182,015             --
                                                   ----------       --------
   Funds From Operations, excluding NRV provisions $2,773,814     $2,927,772

      Management considers Funds From Operations, excluding NRV provisions, to represent one of the appropriate operating performance measures of an equity REIT. Management considers NRV provisions to reflect adjustments of real estate values based upon rising or falling market conditions which, although indicative of impairment of the Company's investment, do not necessarily correlate to ongoing operating results.

      The decrease in Funds From Operations, excluding NRV provisions, of $153,958 for the nine months ended September 30, 1995, as compared with the same period in 1994, is primarily due to a decrease in Rentals from Real Estate Investments. This was partially offset by decreases in Interest and Amortization of Debt Premium and Property Taxes. (See "Material Changes in Results of Operations".)

      Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of September 30, 1995, the Company's properties were 100% occupied. During the next 12 months, leases covering approximately 10% of the Company's leased space are scheduled to expire.

      As of September 30, 1995, the Company had cash and cash equivalents of approximately $5.3 million.

      As approved by the insurance company, the property valuations as of December 31, 1994 indicate that the Company is in compliance with its loan-to-value ratio covenant.

      On May 25, 1995, the Company sold the Kroger property, located in Jackson, Mississippi. The selling price of $2,000,000 was paid entirely in cash. The Company received net proceeds of $1,927,677, after deductions for closing costs and prorated items totaling $72,323. In connection with the sale, the Company recognized a gain of $157,257. Pursuant to the loan agreement, the net proceeds were remitted to the insurance company as an additional principal reduction.

      On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada for a selling price of $10,218,000. Net proceeds amounted to $9,644,065 after (i) $398,935 of adjustments for closing costs, interest earned and pro-rations, and (ii) adjustment for an escrow holdback amounting to $175,000. The net proceeds from the sale and additional funds of $322,553 deposited by the Company into an escrow account totaling $9,966,618 were remitted to the insurance company as additional principal reduction totaling $9,809,535, prepayment penalties amounting to $129,433, and an interest payment of $27,650. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced. (See Note 7 to the Company's consolidated financial statements.) In connection with the sale, the Company recognized a loss of $106,060.

      Subsequent to September 30, 1995, the Company received a partial refund of the $175,000 escrow holdback which refund amounted to $126,393, reflecting deductions totaling $50,000 that were incurred in connection with the settlement of tenant disputes outstanding on the date the Tropicana Marketplace property was sold. The refund includes interest earned on the escrow holdback amounting to $1,393.

      The Company has determined that a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona was far more serious than previously expected. Outside consultants have indicated that if the soil under the building continues to settle at its current rate, a portion of the building will likely be uninhabitable within a year. The Company is currently negotiating with the building's tenant regarding an early termination of that tenant's tenancy so that the Company can undertake a repair of the building. In addition, the Company has filed a lawsuit against the entity from which it purchased the property as well as various third party consultants. The Company has not provided for any valuation reserves or any accruals to rectify the settlement problem because those amounts are not currently determinable. The property represents less than one percent (1%) of the Company's investment in real estate.

      Capital expenditures for the nine months ended September 30, 1995 and 1994 totaled $311,723 and $396,680, respectively. Capital expenditures made in the first nine months of 1995 were primarily for capital improvements at the Memphis 18, Memphis 20 and Belden properties. The capital expenditures made in the first nine months of 1994 were primarily for tenant improvements at Memphis 8 and structural repairs made at Phoenix 5.

      On April 28, 1995, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on May 15, 1995 to shareholders of record on May 4, 1995. On June 7, 1995, the Board declared dividends for the second quarter in the amount of $0.07 per preferred and $0.07 per common share, payable on June 30, 1995 to shareholders of record on June 20, 1995. On September 8, 1995, the Board declared dividends for the third quarter in the amount of $0.07 per preferred and $0.07 per common share payable on September 29 to shareholders of record on September 19, 1995. The respective $0.07 dividends per preferred share declared on April 28, June 7, and September 8, 1995 each encompass the quarterly preferred minimum preference of $0.06018 per share based upon earnings and profits of the prior year.


Material Changes in Results of Operations.

      Rentals from Real Estate Investments totaled $8,347,927 and $8,966,763 for the nine months ended September 30, 1995 and 1994, respectively. The decrease of $618,836 in 1995 is primarily due to: (i) the sale of Kroger and Tropicana properties in May and July 1995, respectively, resulting in a decrease of $347,000, (ii) adjustments to Expense Recaptures resulting in a decrease of $204,900, and (iii) a decrease in miscellaneous income of $91,400 resulting from lease termination fees received from former tenants in 1994.

      Compared to the same period in 1994, Interest and Other revenue increased by $114,272 to $250,710 for the nine month period ended September 30, 1995. The increase is primarily due to increases in the Company's average cash balances available for investment. Funds available for investment increased as a result of the suspension of dividend payments during the first nine months of 1994. (See Note 11 to the Company's consolidated financial statements.)

      Interest and Amortization of Debt Premium totaled $2,671,250 and $2,926,600 for the nine months ended September 30, 1995. The decrease of $255,350 is primarily due to lower debt service costs as a result of reduced principal on the Company's insurance facility resulting from the sale of Kroger and Tropicana Marketplace in June 1995 and July 1995, respectively.

      Property Taxes totaled $1,136,302 and $1,287,313 for the nine months ended September 30, 1995 and 1994, respectively. The decrease of $151,011 is primarily due to: (i) city and county tax refunds received in 1995 resulting in a decrease of approximately $63,000, (ii) a decrease in the assessed values of the Company's properties and a consequent reduction in property taxes of approximately $35,000, and (iii) the sale of Kroger and Tropicana Marketplace properties in 1995, which resulted in a decrease of $29,900.

      Compared to the same period in 1994, Property Operating Costs increased by $184,941 to $1,236,354. The increase is primarily due to: (i) an increase of $104,500 resulting from a one-time decrease in 1994 bad debt expense resulting from the collection of previously written-off accounts receivable from a bankrupt tenant at 9219 Viscount and (ii) an increase in bad debt expense at Tropicana in 1995 that resulted in an increase of $144,600.

      Compared to the same period in 1994, General and Administrative costs decreased by $56,498 to $741,678 for the nine month period ended September 30, 1995. This decrease is primarily due to: (i) a decrease of $78,100 in legal fees primarily due to debt restructuring costs incurred in 1994, (ii) costs incurred in 1994 in connection with the extinguishment of the Company's bank facility and the refinancing of the Auburn Hills property in 1994 totaling $53,500, and (iii) state and federal income taxes of $30,700 incurred in 1994 by the Company resulting from the loss of its real estate investment trust status during the 1993 and 1994 tax years. These decreases were however partially offset by an increase of $106,100 in the cost of liability insurance .

      During the nine months ended September 30, 1995, the Company recognized a Provision for Decrease in Net Realizable Value totaling $1,182,015 in connection with the sale of the Tropicana property. (See Note 8 to the Company's consolidated financial statements.)

      Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the nine months ended September 30, 1995 and 1994, these expenses totaled $2,095,112 and $2,479,193, respectively. The decrease of $384,081 during 1995, compared to 1994, is primarily due to: (i) 1994 adjustments to depreciation and amortization due to tenant vacancy at the Tropicana Marketplace property resulting in a decrease of $214,000, (ii) the write-off of certain property accounting software during December 1994 resulting in a decrease of $75,200, and (iii) decreases in the net realizable value of the Company's properties that resulted in a decrease of $50,800.

      On May 25, 1995, the Company sold the Kroger property. In connection with this sale, the Company recognized a gain on sale of property totaling $157,257. The property had previously been written down to its estimated net realizable value.

      On July 24, 1995, the Company sold the Tropicana Marketplace property. In connection with this sale, the Company recognized a loss on sale of property totaling $106,060. The property had previously been written down to its estimated net realizable value.

      The Company incurred a prepayment penalty amounting to $129,433 in connection with the principal paydown it made on its insurance company facility with proceeds received from the sale of Tropicana Marketplace. (See Notes 7 and 8 to the Company's consolidated financial statements.)

      The Company incurred a Net Loss of $542,310 during the nine months ended September 30, 1995, compared to a Net Income of $560,506 for the same period in 1994. The decrease in Net Income of $1,102,816 was primarily due to the Provision for Decrease in Net Realizable Value incurred in 1995, which is explained above.
--------------------------------------------------------------------------------

                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


      ITEM 1.   LEGAL PROCEEDINGS.

      There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party or to which any of the assets of the Company or any such partnership is subject.


      ITEM 2.   CHANGES IN SECURITIES.

                None.


      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                None.


      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.


      ITEM 5.   OTHER INFORMATION.

      The Company has given notice of its intention to terminate its arrangements with Meridian Point Properties, Inc. under the Amended and Restated Employee Leasing Agreement dated March 24, 1992, as amended, effective November 30, 1995. Effective December 1, 1995, the Company has entered into a management agreement with TIS Financial Services, Inc. of San Francisco, California, for an initial term of six months. The Company believes that this change will have no material effect on the Company's operations.


      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)       Exhibits: None.

      (b) Reports on Form 8-K. The following Form 8-K reports were filed during the quarter ended September 30, 1995:

                Current Report on Form 8-K, under Item 5 - Other Events, dated July 24, 1995, announcing the sale of the Tropicana Marketplace in Las Vegas, Nevada.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           REGISTRANT

                                           MERIDIAN POINT REALTY TRUST VIII CO.



Date: November 9, 1995                    By: Milton K. Reeder
                                              ---------------------
                                              Milton K. Reeder,
                                              President, Chief Executive Officer





Date: November 9, 1995                    By: Brian F. Zywiciel
                                              ---------------------
                                              Brian F. Zywiciel
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)