Form 10-K
period 1995-12-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1996-04-01
CIK 828957

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1995
                                    OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File No. 1-10547

                   MERIDIAN POINT REALTY TRUST VIII CO.
 -------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Missouri                              94-3058019
 -------------------------------      -----------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

     655 Montgomery Street, Suite 800
        San Francisco, California                   94111
  --------------------------------------          ----------
 (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code: (415) 956-3031

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class     Name of each exchange on which registered
          -------------------     -----------------------------------------
             Common Stock,                 American Stock Exchange
       par value $0.001 per share
            Preferred Stock,               American Stock Exchange
       par value $0.001 per share

    Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No
                                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes   X     No
                                    -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996 was $14,960,517 computed by reference to the respective closing sales prices of the common stock and preferred stock reported on the American Stock Exchange and by excluding common and preferred stock owned by directors, executive officers and principal shareholders (i.e., holders of 5% or more of the registrant's voting stock).

     The registrant had 1,609,937 shares of common stock and 5,273,927 shares of preferred stock outstanding on February 29, 1996.

                   MERIDIAN POINT REALTY TRUST VIII CO.

                        Annual Report on Form 10-K
                   for The Year Ended December 31, 1995



                             Table of Contents

     Form 10-K
     Item No.    Name of Item                                        Page


Part I

     Item 1.     Business                                               1
     Item 2.     Properties                                             4
     Item 3.     Legal Proceedings                                      4
     Item 4      Submission of Matters to a Vote of Security Holders    4

Part II

     Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                    5
     Item 6.     Selected Financial Data                                6
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7
     Item 8.     Financial Statements and Supplementary Data           11
     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   11

Part III

     Item 10.    Directors and Executive Officers of the Registrant    12
     Item 11.    Executive Compensation                                15
     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                        17
     Item 13.    Certain Relationships and Related Transaction         18

Part IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                           19

                 Signatures                                            26

                 Financial Statements and Financial Statement
                 Schedule                                      F-1 - F-15

 -------------------------------------------------------------------------
                                  PART I
 -------------------------------------------------------------------------

     ITEM 1.   BUSINESS.

The Company

     Meridian Point Realty Trust VIII Co. (the "Company") is a Missouri corporation whose shares of common and preferred stock are traded on the American Stock Exchange. The Company was organized in December 1987 under the name Sierra Capital Realty Trust VIII Co. The Company changed its name to Meridian Point Realty Trust VIII Co. in September 1993.

     The Company was organized to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a REIT must meet certain criteria, including requirements (a) that certain percentages of its gross income be derived from specific sources, (b) that it distribute annually to its shareholders at least 95% of its REIT taxable income (as defined in the Code), and (c) that it not have five or fewer shareholders who own more than 50% of the total value of its stock. The Company did not qualify as a REIT for the years ended December 31, 1992 and 1993 because of the failure to satisfy requirement (c) above. However, the Revenue Reconciliation Act of 1993 added a provision which allows stock held by a qualified trust to be treated as held directly by its beneficiaries in proportion to their actuarial interest; this new "look-through" rule allows the Company to satisfy requirement (c) above. The Internal Revenue Service has permitted the Company to re-elect its REIT status beginning in the 1994 tax year. (See Item 7 below and Note 8 to the Company's financial statements.)

     The Company was formed for the purpose of making equity investments in income-producing industrial and commercial real estate in selected areas of projected growth in the United States. At December 31, 1995, the Company had nine real estate equity investments consisting of twenty four properties (see Item 2 below for a detailed description of the properties). The Company's principal objectives are to preserve and protect the shareholders' capital, provide shareholders with cash dividends, and achieve capital appreciation through potential appreciation in the values of the Company's properties. There is no guarantee that the Company's objectives will be met.

     The Company was formed and currently operates as a self liquidating finite-life REIT. Its self-liquidating policy generally requires that the proceeds from the sale or refinancing of Company properties not be reinvested in additional properties but instead be distributed to shareholders after payment of applicable debt and the establishment of appropriate reserves. The Directors' decision to sell one or more properties would be based on a number of factors such as: (i) the vitality of the real estate and money markets, (ii) the economic climate, (iii) potential environmental liabilities, (iv) the impact of a partial liquidation on the Company's ability to cover ongoing overhead and adequately reserve for contingencies, and (v) the income tax consequences to the Company and its shareholders. Additionally, under the Company's organizational documents the preferred shares as a class have a preference with respect to distributions of sale or refinance proceeds. If the Company's properties were to be sold, management believes that the preferred shareholders, because of their distribution preference, would be entitled to all distributions to be made from the net sale proceeds.
Common shareholders would be entitled to share in the distribution of net sale proceeds only if the property portfolio were ultimately to be sold for an amount that is sufficient to cover the full amount of the preferred shareholders' preference, the property selling costs and, the costs of liquidating.

     During 1995 the Company engaged C.S. First Boston as its financial
advisor to explore future opportunities available to the Company.   In that
regard, the Company's Board of Directors is considering all options that may be available, which may include liquidation of the Company's assets, conversion of the Company to an infinite-life REIT with accompanying changes to the self-liquidating policy, or other options. The Company currently has no properties for sale and has no plans to liquidate its property portfolio in the near term.

Management and Employees

     The Company's affairs are overseen by a Board of Directors (referred to herein as the "Directors"). There are seven Directors of the Company, six of whom are independent (i.e., not an affiliate of a person or entity providing services for the Company or performs services for the Company other than in his capacity as a Director).

     From its inception until March 31, 1991, the Company was externally managed by companies operating on a for-profit basis. That external management was discontinued effective April 1, 1991. From April 1, 1991 through November 30, 1995, the Company and other companies of common initial sponsorship were effectively self-administered through an internalized management structure. Those other companies were: Meridian Point Realty Trust '82 (which was dissolved in October 1994), Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., and Meridian Point Realty Trust VII Co. (the Company and those other companies are collectively referred to herein as the "Companies").

     The Companies leased employees at cost from Meridian Point Properties, Inc., a California corporation ("MPP"), a captive company controlled by the Companies, to perform administrative, accounting, asset management, and property management functions under the terms of an Amended and Restated
Employee Leasing Agreement and certain other agreements.   Under this
arrangement, the Companies reimbursed MPP for actual costs incurred by it in connection with employees leased to the Companies. As of January 1, 1995, the Companies collectively leased thirty-nine employees from MPP. Because MPP was paid only to the extent necessary to reimburse it for actual costs, it did not realize any profit.

     Prior to December 1, 1995, the cost reimbursements made to MPP were allocated among the Companies in accordance with the Amended and Restated Employee Leasing Agreement and other agreements between MPP and the Companies in the following manner. First, costs directly attributable to a particular Company were allocated to that Company. Second, costs that were not directly attributable to a particular Company but rather benefiting a group or all of the Companies were allocated among those Companies under formulas that varied depending upon the type of cost involved. From October 1994 forward, the number of Companies participating in the self-administered management arrangement was six.

     Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. MPP is in the process of dissolution as a result of the merger of certain of the other Conpanies into Meridian Industrial Trust ("MIT"). Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The initial term of the management agreement is for six months after which the agreement will be on a month to month basis. The Company pays TIS, for services rendered under the agreement, a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement.
This agreement requires that TIS pay the employment expenses of its personnel. As of January 1, 1996, the Company has no full time salaried employees.

     Effective December 7, 1995, Lorraine O. Legg was elected President and Chief Executive Officer of the Company, replacing Milton K. Reeder who resigned on the same date. Ms. Legg is also President and Chief Executive Officer of TIS and serves as a Director of the Company. Also on December 7, 1995, following the resignation of the other senior officers of the Company affiliated with MPP, various other TIS employees and other individuals were elected as officers of the Company. Those officers of the Company affiliated with TIS receive no direct compensation from the Company in exchange for their services.

     On December 7, 1995, Lawrence P. Morris was elected to the Board of Directors of the Company. Mr. Morris was elected by the Directors to fill a vacancy created by the resignation of Phillip R. O'Connor, effective September 30, 1995.

Insurance

     In addition to other types of insurance maintained by the Company, the Company carries comprehensive general liability and excess liability coverage on properties it currently owns in the aggregate amount of $26,000,000 to insure against liability claims and provide for the costs of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the construction period in the aggregate amount of $25,000,000.

Tenants

     The rental revenue generated by the Company's real estate portfolio is affected by the terms of its 50 different tenant leases. Lease terms generally range from three to five years, with some leases having renewal options beyond their initial terms. The schedule below lists information regarding existing leases which expire in each of the next five years and from 2001 forward.

- --------------------------------------------------------------------------
                                        % of                        % of
                                       Trust       Annual Rent     Trust
          Number of   Total Sq. Ft.    Total        of Leases      Total
            Leases      of Leases    Potential      Expiring       Annual
  Year     Expiring     Expiring      Sq. Ft.    (in dollars)(1)  Rent(1)
- -------   ---------   -------------  ---------   ---------------  -------
  1996        10          331,515         12%         $809,717        9%
  1997         8          315,710         12%        1,005,957       11%
  1998         9          250,317          9%          757,435        9%
  1999        10          561,352         21%        1,292,146       15%
  2000         4          130,285          5%          330,615        4%
 2001+         9        1,109,723         41%        4,646,293       53%
- --------------------------------------------------------------------------
(1) Based on the projected 1996 base rent of existing leases.

     The Company had an overall occupancy level of 98.8% as of December 31, 1995.

     Three tenants represent 43% of the total rental revenue of the Company based on the projected 1996 base rent of existing leases. Leases for these three tenants are scheduled to expire in 2003 (15% of total annual rental revenue based on 1996 existing leases), 2004 (14% of total annual rental revenue based on 1996 existing leases), and 2010 (13% of total annual rental revenue based on 1996 existing leases).

     The Company's single-tenant industrial properties are generally leased to tenants on a triple-net basis, with tenants responsible for most day-to-day operating expenses such as real estate taxes, insurance, utilities, maintenance of common areas and non-structural repairs. The Company's multiple-tenant industrial properties are generally leased to tenants on a modified gross basis, with tenants responsible for utilities, maintenance of common areas and non-structural repairs. Under a modified gross lease, the Company is responsible for base year real estate taxes and insurance, with the tenants responsible for any increases over the base year for these expenses. Triple-net and modified gross leases generally reduce the Company's exposure to increases in operating expenses. Leases may include both fixed rent and escalating rent during their terms. For occupancy rates of the Company's individual investments, see Item 2 below.


Real Estate Considerations

     The results of the Company's operations depend to a great extent on the Company's ability to lease its properties. In attracting and retaining tenants, the Company competes with similar properties for location, lease terms and property condition. In addition, the success of the Company depends, among other factors, upon trends in the economy, the financial condition of tenants and prospective tenants, operating results of retail tenants, availability and cost of capital, interest rates, increases or decreases in operating expenses, income tax laws, governmental regulations and legislation, real estate market fluctuations, population trends and zoning laws.

Regulation and Supervision

     Many jurisdictions have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements may from time to time require capital expenditures by the Company (for example, expenditures necessary in order to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the Company may from time to time have to expend capital for environmental control facilities. While the ownership of real estate may entail environmental risks and liabilities to the owner, Company management is sensitive to environmental issues and is not currently aware of and does not expect any material effects on current or future capital expenditures, earnings or competitive position resulting from compliance with present federal, state or local environmental control provisions.

     ITEM 2.   PROPERTIES.

     As of December 31, 1995, the Company's portfolio of nine real estate equity investments consisted of twenty four properties (either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property). The table below provides information as to the location, the general character and the occupancy level of those properties.

- ---------------------------------------------------------------------------------------------------------
                                                                        NET        NUMBER
                           NUMBER                                    RENTABLE        OF        OCCUPANCY
   EQUITY INVESTMENT         OF                PROPERTY               SQ. FT.      LEASES     PERCENTAGE
   NAME AND LOCATION     PROPERTIES           DESCRIPTION            12/31/95     12/31/95     12/31/95
- ---------------------------------------------------------------------------------------------------------
I.    Auburn I (1)            1      One office building              114,000         1          100%
      Auburn Hills, MI

II.   South Sayre             1      One warehouse/distribution       242,690         1          100%
      Bedford Park, IL               center building


III.  Waldenbooks             1      One warehouse/distribution       376,800         1          100%
      Facility (3)                   center building
      La Vergne, TN

IV.   Memphis 8 (2)(3)        8      Eight warehouses/                696,232        15          100%
      Memphis, TN                    distribution center building


V.    JC Penney(3)            1      One warehouse/                   105,785         1          100%
      Memphis, TN                    distribution building


VI.   Interchange D           1      One warehouse/                   67,275          7           93%
      Jackson, MS                    distribution building


VII.  Ethan Allen             1      One warehouse/distribution       300,300         1          100%
      Chino, CA

VIII. Phoenix 5               5      Five warehouse/                  333,609        17           92%
      Phoenix, AZ                    distribution buildings


IX.   Brookhollow             5      Five warehouse/                  467,730         6          100%
      Dallas, TX                     distribution buildings
- ---------------------------------------------------------------------------------------------------------

(1)  This property serves as collateral pursuant to a first deed of trust for the repayment of a promissory note.  (See Note 5 of the Company's financial statements.)
(2)  One of the Memphis 8 properties serves as collateral pursuant to a first deed of trust for the repayment of a promissory note.  (See Note 5 of the Company's financial statements.)
(3)  These properties are owned by Interchange Distribution Limited Partnership, a California limited partnership.  The partners of the partnership are the Company (the limited partner) and NASH-IND
Corporation, a wholly owned subsidiary of the Company (the general partner).

     ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any partnership in which it has an interest is a party, or to which any of the assets of the Company or any such partnership are subject.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

 -------------------------------------------------------------------------
                                  PART II
 -------------------------------------------------------------------------

               ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's shares of common stock and preferred stock are traded is the American Stock Exchange ("AMEX"). The listing symbols of the common stock and preferred stock on the AMEX are "MPH" and "MPHpr", respectively.

     As of February 29, 1996, the Company had outstanding a total of 1,609,937 shares of common stock and 5,273,927 shares of preferred stock. As of the same date, the common and preferred stock were held by approximately 1,000 and 1,600 holders of record, respectively (i.e. these figures do not reflect beneficial ownership of shares held in nominee names).

     The following table illustrates the published high and low closing sales price information for the common stock and preferred stock during each calendar quarter for 1994 and 1995 (amounts in dollars).


  Calendar Quarter        Class          High            Low
- -----------------------------------------------------------------
1994
First Quarter         Common             1-5/8          15/16
                      Preferred              5              4
Second Quarter        Common             1-1/2              1
                      Preferred          3-3/4              3
Third Quarter         Common            3-7/16            3/4
                      Preferred          5-1/4          3-1/4
Fourth Quarter        Common            3-7/16          1-1/8
                      Preferred          5-3/8          4-1/4

1995
First Quarter         Common             2-5/8          1-1/4
                      Preferred          4-3/4          4-3/8
Second Quarter        Common             2-5/8        1-15/16
                      Preferred          4-3/4              4
Third Quarter         Common             2-1/8          1-3/4
                      Preferred          4-3/4              4
Fourth Quarter        Common                 2          1-1/4
                      Preferred          5-1/2          4-1/8

     On February 29, 1996, high and low sales prices for shares of the Company's common stock on the AMEX were $ 2-1/8 and $ 2-1/8, respectively. On February 29, 1996, the high and low sales prices for shares of the Company's preferred stock on the AMEX were $ 5-3/4 and $ 5-3/4, respectively.

     As a REIT, the Company is required to make distributions to shareholders that aggregate annually at least 95% of its taxable income.
In accordance with the Company's organizational documents, dividend distributions to be made by the Company will always be at the discretion of the Directors and will depend on, among other factors, the Company's operations, cash flow, and financial condition, compliance with debt covenants, required principal amortization payments, and applicable statutory restrictions on the payment of dividends.

     Holders of preferred stock are entitled to a dividend preference under certain circumstances as specified in the Company's Articles of Incorporation. See Note 6 to the Company's financial statements. In 1994 holders of preferred stock were not entitled to any dividend preference. Accordingly, holders of preferred stock and holders of common stock participated equally, share for share, in the special dividend paid by the Company as follows:

                                                   Special Dividend
                                                   Per Share Amount
                                              ---------------------------
      Fiscal 1994                              Preferred        Common
 ----------------------                        ---------       -------
    August 23, 1994                             $0.2200        $0.2200

     In 1995, the Company declared and paid four quarterly dividends whereby the holders of preferred stock and holders of common stock participated equally, share for share, as follows:

                                                       Dividend
                                                   Per Share Amount
                                              ---------------------------
      Payable Date                             Preferred        Common
 ----------------------                        ---------       -------
      May 15, 1995                               $0.07          $0.07
     June 30, 1995                               $0.07          $0.07
   September 29, 1995                            $0.07          $0.07
   December 29, 1995                             $0.07          $0.07

     Each of the 1995 preferred dividends of $.07 includes a preference amount of $0.06018 per share.

     ITEM 6.   SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data for the Company for the five years ended December 31, 1995. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

- ---------------------------------------------------------------------------------------------------------------------------
                                                                  For the Years Ended December 31,
                                              1995             1994             1993             1992             1991
- ---------------------------------------------------------------------------------------------------------------------------
Rentals from Real Estate Investments      $10,868,405       $11,886,484     $11,353,018       $12,321,893     $ 13,226,658
Net Loss Before Extraordinary Item         $  (144,912)     $(1,874,789)    $  (703,270)      $(4,475,572)    $ (4,767,145)
Extraordinary Item                         $  (129,433)     $        --     $        --        $2,231,420     $         --
Net Loss                                   $  (274,345)     $(1,874,789)    $  (703,270)      $(2,244,152)    $ (4,767,145)
Rental Properties (Net)                   $81,765,163       $83,469,941     $88,129,068       $92,073,618     $109,867,225
Total Assets                              $76,494,325       $91,757,548     $95,842,193       $98,313,849     $115,505,066
Mortgage Notes Payable (Net)              $ 7,782,168        $7,976,495     $ 1,843,696        $1,856,204     $ 15,527,022
Long Term Debt Facilities                 $24,259,396       $36,754,964     $43,622,525       $44,529,845     $ 43,804,053
Net Loss Per Common Share:
Loss Before Extraordinary Item             $     (1.01)     $    (1.885)    $    (0.437)      $    (3.389)    $     (3.967)
Extraordinary Item                         $     (0.08)     $        --             $--            $1.386     $         --
Net Loss Per Common Share                  $     (1.09)     $    (1.885)    $    (0.437)      $    (2.003)    $     (3.967)
Distributions Declared Per Share:
Preferred                                 $     0.280       $     0.220     $        --       $     0.186     $      0.307
Common                                    $     0.280       $     0.220     $        --       $     0.186     $      0.307
- ---------------------------------------------------------------------------------------------------------------------------

     See "Material Changes in Results of Operations" under Item 7 for information regarding material changes in results of operations during 1995, 1994 and 1993 Material changes in results of operations during 1991 and 1990 are primarily attributable to the fact the Company was in the property acquisition phase through 1990. The decreases in Rental Properties (Net) since 1991 were primarily due to decreases in net realizable value of the Company's properties and the disposition of the Westbrooke Village Shopping Center property in 1992.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     The Company is a self-liquidating, finite-life real estate investment trust. (See Item 1 above.) The Company's principal asset is a portfolio of twenty-four industrial and commercial properties, which are carried at the lower of depreciated cost or net realizable value.

     This section should be read in conjunction with the financial statements and supplementary data listed in Item 8 below. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases used in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.


Discussion of Known Trends, Events and Uncertainties

     The adverse economic climate for commercial real estate, which has persisted for over the last several years, has begun to show signs that rental rates and property values have stabilized and in selected markets have actually improved. Notwithstanding a stabilizing real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Company's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Company's future cash flow and results of operations is uncertain.

     Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate or by impacting the costs of financing the Company's operations. The Company's policy of negotiating leases on a triple-net basis or modified gross basis, whenever possible, is designed to help protect the Company against some of the increased costs that might otherwise result from inflation.

     One of the requirements for REIT qualification is that five or fewer shareholders cannot own more than 50% of the total value of a company's outstanding stock at any time during the last half of the taxable year (the "five or fewer rule".) For purposes of this rule under the law as it existed before 1994, domestic pension trusts were treated as a single individual.

     Due to fluctuations in the fair market value of its preferred stock relative to its common stock, the Company failed to satisfy the five or fewer rule and therefore did not qualify as a REIT for the years ended December 31, 1992 and 1993. These fluctuations were due in part to (i) recent declines in real estate values and (ii) the preferred shareholders' liquidation preference. As a result of the loss of REIT status, the Company was taxed as a regular corporation for the years ended December 31, 1992 and 1993; however, the loss of REIT status did not have a material tax impact on the Company because the Company did not have any taxable income in 1992 or 1993.

     Beginning with the 1994 tax year, the five or fewer rule was modified to allow REITs to "look through" to the beneficiaries of a domestic pension trust and treat each beneficiary as owning stock in the Company in proportion to the beneficiary's actuarial interest in the domestic pension trust. This new "look-through" rule allowed the Company to again satisfy the five or fewer rule and again elect REIT status beginning in the 1994 tax year.

     During 1995, the Company engaged C.S. First Boston as its financial advisor to explore future strategic opportunities available to the Trust. In that regard, the Company's Board of Directors is considering all options that may be available, which include liquidation of the Company's assets, conversion of the Company to an infinite-life REIT with accompanying changes to the self-liquidating policy, or other options. The Company currently has no properties for sale and no plans to liquidate its property portfolio in the near term.

     The Company has determined that a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona is far more serious than originally understood. Outside consultants have indicated that if the soil under the building continues to settle, a portion of the building may be uninhabitable within a year. The Company is currently negotiating with the building's tenant regarding an early termination of its tenancy so that the Company can undertake a repair of the building. In addition, the Company is pursuing a lawsuit against the entity from which it purchased the property as well as a third party consultant. The Company has not provided for any valuation reserves or accruals to rectify the settlement problem because those amounts are not currently determinable. The property represents less than one percent (1%) of the Company's investments in real estate.

Liquidity and Capital Resources

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) Funds From Operations, (iii) cash reserves, and
(iv) net proceeds from the sale of the Company's real properties.
Secondary sources of liquidity may include: (i) proceeds from the issuance of additional shares of stock, and (ii) proceeds from secured and unsecured debt. A summary of the Company's historical cash flows is as follows:

Cash flows provided by               Year ending December 31,
(used in):                      1995           1994           1993
Operating activities         $ 3,656,858    $ 3,764,810     $ 3,317,153
Investing activities           1,206,802       (576,413)      (454,083)
Financing activities          (4,807,843)    (2,373,487)    (1,050,672)

     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income (loss) before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains from the sale of property, equity in earnings/(loss) of unconsolidated joint ventures and net realizable value (NRV) provisions. The Company's pro rata share of the Funds From Operations of the Unconsolidated Joint Venture is also included in the Company's Funds From Operations. Prior to 1993, the Company made certain non-cash rent adjustments to Funds From Operations. To conform with the industry definition of Funds From Operations, these years have been restated to exclude these non-cash rent adjustments. Funds From Operations as disclosed by other equity REITs may not be comparable to Funds From Operations as determined by the Company. A reconciliation of the Company's net income
(loss) to Funds From Operations is as follows:

                                                           Year ending December 31,
                                                      1995           1994           1993
Net income (loss)                                    $(274,345)   $(1,874,789)     $(703,270)
Reconciling items -
  Depreciation and amortization                      2,609,916      3,051,485       2,840,531
  (Gains)/losses from sale of property                 (1,197)             --              --
Extraordinary Item                                     129,433             --              --
                                                   -----------     ----------      ----------
Funds From Operations, including NRV provisions      2,463,807      1,176,696       2,137,261
  NRV provisions                                     1,182,015      2,392,000       1,381,000
                                                    ----------     ----------      ----------
Funds From Operations, excluding NRV provisions     $3,645,822     $3,568,696      $3,518,261
                                                    ==========     ==========      ==========

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

     The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, (iii) principal payments under one of its long-term debt facility (see discussion below) and mortgage notes payable, and (iv) payment of distributions to its shareholders. During 1995, Funds From Operations were sufficient to fully fund the Company's cash needs for the items listed in the immediately preceding sentence.

     As of December 31, 1995, the Company had approximately $5.0 million in cash and cash equivalents.

Debt Facilities

     The Company had two long-term debt facilities. The first facility, which was entered into in May 1990, is with an insurance company. The second facility, which was extinguished in connection with the August 11, 1994 refinancing of the Auburn Hills property, was with a bank (see discussion below). Together, these facilities provided the Company with financing for property acquisitions, capital improvements and general operating needs. At the present time, there is no credit availability under the insurance company facility. Furthermore, the insurance company facility is unsecured and the Company has agreed not to encumber any additional Company property without the insurance company's prior consent.

     As of December 31, 1995, there were four outstanding advances totaling $24,259,396 under the insurance company facility. These advances bear fixed interest rates for periods ranging from twelve months to two years. Under the existing insurance company facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

              Loan Amount
             as of 12/31/94            Rate           Maturity Date
           -------------------       --------        ----------------
                    $3,815,088        7.60%           December 1996
                     6,059,256        8.87%             June 1997
                    11,532,448        8.87%             June 1997
                     2,852,604        8.80%              May 1998
           -------------------
                   $24,259,396
           ===================

     The insurance company loans amortize monthly under a 22 year schedule subject to the maturities identified above. Furthermore, should the loan to value ratio of the Company's portfolio exceed 55%, the Company is also required to pay the insurance company any "Excess Cash." Excess Cash is defined as cash reserves above $4 million at the end of each quarter. During 1993, the Company made Excess Cash payments to the insurance company of $257,183. This action resulted in the Company returning to compliance with the required loan-to-value ratio covenant of 55%. No Excess Cash payments were required during 1994 or 1995.

     Based on management's estimates of the values as of December 31, 1995, the Company is in compliance with all covenants. The insurance company, however, has complete discretion regarding valuations and is currently reviewing management's estimates of value. If the insurance company were to calculate a loan-to-value ratio greater than 55%, the Company would have to make an Excess Cash payment, and the Company's dividends could be restricted.

     As of December 31, 1995, approximately 16% or $3,815,088 of the Company's advances under the insurance facility was subject to an interest rate contract with a remaining terms of twelve months or less. The weighted average remaining term of all the Company's interest rate contracts as of December 31, 1995 was approximately 1.5 years. The weighted average interest rate of the insurance company facility during 1995, 1994, 1993 and 1992 was 8.41% 8.29%, 8.69%, and 8.94%, respectively.
As of December 31, 1995, the weighted average interest rate of the facility was 8.67%.

     On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi. The net sale proceeds received from that transaction were used to make a principal payment on the insurance company facility.
On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada. The Company used the net sale proceeds from the Tropicana Marketplace to pay the entire balance of an interest rate contract which was maturing in October 1995 and part of the balance of the interest rate contract maturing in December 1996. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced.

     On September 17, 1993, the shareholders of the Company elected four individuals as new members of the board. The election of four new board members (constituting a majority of the board) created a default under the Company's loan agreements with the bank and the insurance company. The insurance company has indicated that it will reserve its rights with respect to the default but will not currently pursue any remedy available to it under the terms of its loan agreement with the Company.

     As noted above, the bank facility was extinguished in connection with the August 11, 1994 refinancing of the Auburn Hills property. The new loan in the original principal amount of $6,220,000 has a fifteen-year term with a maturity date of August 1, 2009, and bears an interest rate of 8.875% per annum. The monthly principal and interest payments are based on a schedule specified in the loan agreement. The Company used the proceeds to pay off the bank facility which, at the time of refinancing, had an outstanding balance of $5,928,958. Net cash proceeds received from the refinancing amounted to $141,672 after (i) extinguishment of the bank facility, (ii) closing and pro-rated items totaling $87,170, and (iii) payment of a loan fee amounting to $62,200.

     For a summary of the Company's historical compliance with its existing debt facilities, see Note 4 to the financial statements.

Real Estate Activity

     The Company made no real estate acquisitions during 1995 or 1994.

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

     Capital expenditures for the years ended December 31, 1995, 1994, and 1993, totaled $519,937, $560,876, and $541,791, respectively. Lease commissions for 1995,  1994, and 1993 were $185,485,  $195,636, and
$203,789, respectively. Capital expenditures for 1995 were primarily for necessary improvements at the Memphis properties and the Belden property. Capital expenditures for 1994 were primarily for: (i) roof repairs and painting at one of the Brookhollow 4 properties, (ii) structural repairs made to one of the Phoenix 5 properties, and (iii) tenant improvements at the Memphis 8 properties. Capital expenditures for 1993 were primarily for
(i) tenant improvements at the Tropicana Marketplace and Brookhollow 4 properties and (ii) paving of the parking lots at the Memphis and Phoenix 5 properties. In formulating plans for capital improvements, the Company considers, among other factors, the reasonable prospect of being able to recover the costs of such improvements over a reasonable period of time either from increased rental revenues or upon the sale of the property and the potential effects of such improvements on funds available for distribution. The Company has budgeted capital expenditures of $1,029,170 for 1996.

Dividends

     The Company paid dividends to shareholders aggregating $1,927,483 and $1,514,450 for the years ended December 31, 1995 and 1994, respectively. No dividends were paid in 1993. See Item 5 above and Note 6 to the Company's financial statements for a discussion of dividend restrictions.

Material Changes in Results of Operations

Revenues

     Rentals from Real Estate Investments totaled $10,863,405, $11,886,484 and $11,353,018 for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease of $1,023,079 during 1995 as compared to the same period in 1994 was primarily due to the loss of rents from the Kroger and Tropicana properties which where sold during the year and adjustments to expense recaptures. The increase of $533,466 during 1994 as compared to the same period in 1993 was primarily due to (i) the timing in the recognition of Expense Recaptures, and (ii) collection of rent abatements previously given to a tenant at one of the Brookhollow properties.

     Interest and Other income totaled $326,170, $194,915 and $110,954 for the years ended December 31, 1995, 1994 and 1993, respectively. The increases of $131,255 and $83,961 during 1995 and 1994 as compared to their respective prior years were primarily due to increases in the Company's average cash balances available for investment.

Expenses

     Interest and Amortization of Debt Premium totaled $3,393,743, $3,901,912 and $4,155,970 for the years ended December 31, 1995, 1994 and
1993, respectively. The decrease of $343,661 during 1995 was due primarily to lower debt service costs as a result of reduced principal on the Company's insurance facility resulting from the sales of Kroger and Tropicana Marketplace properties. The decrease of $235,041 during 1994 as compared to the prior year was primarily due to: (i) lower debt service costs on the Company's facilities, (ii) the refinancing in October 1993 of the mortgage note securing Memphis #20, one of the Memphis 8 properties, at a lower interest rate, and (iii) the extinguishment in June 1992 of the mortgage note secured by Westbrooke as a result of the deed-in-lieu of foreclosure transaction.

     Property Taxes totaled $1,536,584, $1,739,159 and $1,583,636 for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease of $202,575 during 1995 as compared to the same period in 1994 was primarily due to (1) city and county tax refunds received in 1995, (2) a decrease in the assessed values of the Company's properties and a consequent reduction in property taxes, and (3) the sales of the Kroger and Tropicana properties. The increase of $155,523 during 1994 as compared to the same period in 1993 was primarily attributable to (i) accrual adjustments made to property taxes in 1993, and (ii) higher tax assessments in 1994 on some of the Company's properties.

     Property Operating Costs totaled $ 1,506,583, $1,467,066 and $1,207,338 for the years ended December 31, 1995, 1994 and 1993, respectively. The increase of $39,517 in 1995 was due primarily to an increase in bad debt expenses at the Tropicana property which was sold. The increase of $259,728 in 1994 was primarily due to: (i) increased marketing and promotional costs to lease space at the Tropicana Marketplace property, and (ii) roof repairs and other property maintenance costs.

     Legal Costs during the years ended December 31, 1995, 1994 and 1993 totaled $63,290, $135,155 and $182,143, respectively. This decrease in 1995 was primarily due to non-recurring fees incurred in 1993 and 1994 in connection with the restructuring of the Company's debt facility and fees incurred in the determination of the Company's status as a real estate investment trust

     General and Administrative expenses remained stable for the year ended December 31, 1995 at $939,607. Compared to the same period in 1993, General and Administrative expenses increased by $336,312 to $947,820 for the year ended December 31, 1994. The increase was primarily due to: (i) an increase in the cost to the Company for liability insurance coverage,
(ii) additional taxes resulting from the Company's loss of real estate investment status in 1992, and (iii) costs incurred in connection with the refinancing of the Auburn Hills Property.

     Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the years ended December 31, 1995, 1994 and 1993, these expenses totaled $2,718,862, $3,540,584 and $3,229,172, respectively. The decrease of $821,722 during 1995 as compared to the same period in 1994 was primarily due to the sale of the Kroger and Tropicana properties. The increase of $311,412 during 1994 as compared to the same period in 1993 was primarily to: (i) depreciation on capital improvements made during 1993 and 1994 and (ii) full amortization of certain Personal Property during 1994.

Other Matters

     For the years ended December 31, 1995, 1994 and 1993, the Company recorded Provisions for Decrease in Net Realizable Value amounting to $1,182,015, $2,392,000, and $1,381,000, respectively. The provision is to provide for the unrealized decrease in the net realizable value of the Company's rental properties. These provisions represent a non-cash charge to operations. (See Note 1 to the financial statements of the Company.)

     Effective September 30, 1995, Philip R. O'Conner resigned from the Board of Directors. On December 7, 1995 the Board elected Lawrence P. Morris to be a Director of the Company.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data listed in Item 14(a)(1) and (a)(2) below are incorporated herein by reference and filed as part of this report.


               ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed its independent certified public accountants and has not had any disagreement with its independent certified public accountants on accounting or financial disclosures required to be made under rules of the Securities and Exchange Commission.

 -------------------------------------------------------------------------
                                 PART III
 -------------------------------------------------------------------------

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The Directors are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and qualified. The Company's Bylaws provide that the number of Directors shall be not less than three nor more than seven. Presently the authorized number of Directors is seven. In addition, the Company's Bylaws provide that a majority of the Directors shall be "Independent Directors." An "Independent Director" generally means a Director who is neither an affiliate of a person or entity providing services to the Company nor is himself performing services for the Company other than as a Director. The Board of Directors of the Company presently consists of the seven individuals named below. Six of the seven individuals named below are "Independent Directors." Set forth below are each Director's age, current position with the Company, and business experience during the past five years or more.

Christopher J. Doherty
Director (2)
Age:  40
Mr. Doherty is a Partner at the Washington D.C. law firm of Fox, Bennett & Turner. He has been with the firm for a total of six years from 1989 to 1991 and from 1993 to present. Mr. Doherty served as General Counsel and Deputy Treasurer to the Commonwealth of Massachusetts State Treasurer and as Massachusetts Special Assistant Attorney from 1991 to 1993. From 1986 to 1989, he served as Legislative Assistant and Counsel to the U.S. Senate Committee on Labor and Human Resources. From 1979 to 1986 he served as a Special Assistant to Senator Edward M. Kennedy. Mr. Doherty has a J.D. from the Georgetown University Law Center and a B.A. from Harvard University. Mr. Doherty has been a Director of the Company since September 1993.

Peter O. Hanson
Director (1)
Age: 62
Mr. Hanson has been the President of James E. Hanson, Inc., an industrial real estate developer, property management and realty brokerage firm, since 1966. Since 1984, he has served as President of Property Investors Associates, Inc. (a subsidiary of James E. Hanson, Inc.), which is the general partner of five public real estate partnerships. He has been a Director of seven privately-held corporations and general partner of eleven privately-held real estate partnerships. Mr. Hanson is a member of the Society of Industrial and Office Realtors, and served as its National President in 1985; he is also a member of the New York Metropolitan Real Estate Brokers Association and in 1970 was its President. Mr. Hanson has been a Director of the Company since 1988. He also is a Trustee of Meridian Point Realty Trust '83 and Meridian Industrial Trust.

Lorraine O. Legg
President and Chief Executive Officer and Director (2)
Age: 56
Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc., and its affiliates manage real estate and mortgage investment portfolios for individuals and corporations, including TIS Mortgage Investment Company, which is a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservices, Inc. located in Portland, Oregon. Ms. Legg has over thirty-two years of experience in corporate and real estate finance. Ms. Legg has served as a Director of the Company since March 1993 and was elected as President and Chief Executive Officer in December 1995. She also is a Trustee of Meridian Point Realty Trust '83.

S. Michael Lucash
Chairman and Director (1)
Age: 45
Mr. Lucash has been a Managing Director for Real Estate at Llama Company since December 1995. Mr. Lucash was Chief Operating Officer of Boston Capital Mortgage Company from March through December 1995. From 1993 - 1995 he was Chief Operating Officer of ARBOR National Commercial Mortgage Corporation. Mr. Lucash was President of Commercial Mortgage Corporation of America from 1987 to 1993. From 1985 to 1987 Mr. Lucash was Vice President of Mortgage Banking at City Trust. Mr. Lucash has a B.S. from Southern Connecticut State University. Mr. Lucash also attended Massachusetts School of Law. Mr. Lucash has been the Chairman and a Director of the Company since September 1993.

Lawrence P. Morris
Director
Age:
Mr. Morris has been the Executive Vice President and Head of the Public Finance Department for Mesirow Financial, Inc. since 1994. From 1985 to 1994, Mr. Morris was a Vice President of First Chicago Capital Markets Inc. where he managed the investment activities associated with bond financings and escrow restructuring. From 1982 to 1985 Mr. Morris was an Assistant Vice President at the First National Bank of Chicago. Mr. Morris received his B. A. from the University of Notre Dame in 1978 and is a Certified Public Accountant. Mr. Morris has served as a director of the Company since December 1995.

Homer McK. Rees
Director
Age:  65
From 1982 to 1992, Mr. Rees held various positions with The Prudential Insurance Company of America, including Chairman in 1992 and President from 1988 to 1991 of Prudential Capital Corporation, a marketing unit responsible for origination of private placements. Mr. Rees retired in 1992. Mr. Rees has an M.B.A. from Harvard University and a B.A. from Yale University. Mr. Rees has served as a Director of the Company since March 1993.

Micolyn M. Yalonis
Director (2)
Age:  36
Ms. Yalonis has been Vice President of Callan Associates, Inc. since 1993. She was an independent real estate consultant from October 1992 to 1993, providing independent real estate consulting services to advisors, plan sponsors, and other institutional market participants. From 1988 to 1992, she held various positions with Callan Associates Inc., including Vice President, Manager from 1991 to 1992 and Assistant Vice President from June 1990 to November 1991. Ms. Yalonis has a B.A. from the University of California, Los Angeles. Ms. Yalonis has been a Director of the Company since September 1993.

- -----------------------------------------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee


Executive Officers

     The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the
Company:

Name                      Age   Position
- ----------------------    ---   --------------------------------------
Lorraine O. Legg          56    President and Chief Executive Officer

John E. Castello          51    Senior Vice President and
                                Chief Financial Officer

Michael Gilbert           52    Vice President Real Estate

Denis F. Shanagher        39    Secretary

Michael Stone             59    Controller

Heather B. Reynolds       41    Assistant Secretary

     Officers of the Company hold office at the discretion of the Directors. Each executive officer's principal occupations during the past five years or more are set forth below.

Lorraine O. Legg
President and Chief Executive Officer and Director
Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc., and its affiliates manage portfolios of real estate and mortgage investments for individuals and corporations, including TIS Mortgage Investment Company, which is a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservice, Inc. located in Portland, Oregon. Ms. Legg has over thirty-two years of experience in corporate and real estate finance. Ms. Legg has served as a Director of the Company since March 1993 and was elected as President and Chief Executive Officer in December 1995. She also is a Trustee of Trust '83

John E. Castello
Senior Vice President and Chief Financial Officer
John E. Castello has been Senior Vice President of TIS Financial Services, Inc. since 1985, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company since 1988, and Senior Vice President and Chief Financial Officer of TIS Asset Management, Inc. since 1991 He is a Director, TIS Mortgage Acceptance Corporation and Assistant Secretary, INVG Mortgage Securities Corp. (since 1992).

Michael Gilbert
Vice President Real Estate
Mr. Gilbert has served as Vice President Real Estate for TIS Financial Services since 1995. Prior to this time he was a real estate consultant, active in major development projects in Southern California and many other areas of the country. Previously Mr. Gilbert was vice president of S.H. Management, Inc. a privately owned Los Angeles based investment concern. He was previously a vice president and director of Gordon Capital Limited, a member firm of the major Canadian Stock Exchanges.

Denis F. Shanagher
Secretary
Mr. Shanagher has been a partner of the law firm of Preuss Walker & Shanagher since August of 1993. Mr. Shanagher was a partner in the law firm of Bronson, Bronson & McKinnon from 1987 - 1993, and an associate in the firm from 1981-1987. Mr. Shanagher has a J.D. from Hastings College of the Law and a B.A. from Stanford University. Mr. Shanagher has served as outside General Counsel to the Company since December of 1994.

Michael Stone, CPA
Controller
Michael Stone has been Controller of TIS Financial Services, TIS Mortgage Investment Company and TIS Asset Management since 1993. Prior to that Mr. Stone served as Vice President - Finance at Dolby Laboratories, a position he held for seven years. He served as Assistant Corporate Controller for twelve years at McKesson Corporation and Accounting Manager at Crocker Estate Company. for five years. After receiving his CPA, Mr. Stone was a Staff Accountant at the firm of Arthur Young and Company for five years.

Heather B. Reynolds
Assistant Secretary
Heather Reynolds has been administrative assistant to Lorraine O. Legg at TIS Financial Services, Inc. for the past seven months. Before joining TIS, Ms. Reynolds was senior administrative assistant for two and one half years to the Senior Managing Director and Branch Manager of Bear Stearns & Co., Inc. Prior to that she was the Office Manager for Star Systems, a San Francisco based software company.

     ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     As of December 31, 1995, the Company had no full time employees and is currently managed under a Management Agreement with TIS Financial Services Inc. This agreement requires that TIS pay the employment expenses of its personnel.

     Prior to December 1995, the Company shared employee costs under an internalized management structure using MPP. See Item 1. The number of Companies participating in the management arrangement was reduced to six effective October 21, 1994, the effective date of the final liquidation of Meridian Point Realty Trust '82. For the year ended December 31, 1995, the Company's allocated share of each of its executive officer's cash and non-cash compensation did not exceed $100,000.

                      SUMMARY COMPENSATION TABLE
                 A n n u a l  C o m p e n s a t i o n

(a)                       (b)       (c)         (d)            (i)
Name and                                                    All Other
Principal Position        Year   Salary(2)    Bonus(4)   Compensation(3)
Milton K. Reeder          1992    $ 36,383     $ 5,787       $ 1,453
President and Chief       1993      37,213      16,376         1,105
Executive Officer (1)     1994      54,602      15,000         2,139
                          1995      48,496      12,000         1,996

(1) Mr. Reeder was appointed as President and Chief Executive Officer of the Company in January 1991. Mr. Reeder was employed pursuant to an Employment Agreement dated July 2, 1991, which among other provisions, was subject to renewal in the absence of notice to the contrary more than six months prior to expiration of its initial term. On June 23, 1995, the Company notified Mr. Reeder of its election not to renew his Employment Agreement following its expiration on December 31, 1995.
     On December 7, 1995, Mr. Reeder submitted his resignation from the Company and Lorraine O. Legg was elected President and Chief Executive Officer. Pursuant to the terms of the Employment Agreement, the Company remained responsible for its allocable share of Mr. Reeder's compensation through December 31, 1995.

     Prior to his resignation, Mr. Reeder was employed as President and Chief Executive Officer of each of the six Companies. Mr. Reeder's aggregate annual salary to be paid by the six Companies under the Employment Agreement was $225,000. Mr. Reeder was also entitled to certain fringe benefits, including paid vacation and health, life and long-term disability insurance. Mr. Reeder's business expenses incurred in the performance of duties under the Employment Agreement were reimbursed by the Companies. The board members of the Company could award Mr. Reeder a bonus each year under the Employment Agreement based upon an annual review of Mr. Reeder's performance. In addition to the Company's allocable share of Mr. Reeder's annual salary specified in the Employment Agreement, Mr. Reeder received an additional $12,000 from the Company in the form of bonus compensation for 1995 which was paid in 1996.

(2) Amounts shown above represent the Company's share of Mr. Reeder's cash compensation. Mr. Reeder received no non-cash compensation for 1992, 1993, 1994 and 1995. The amounts shown above include salary deferral contributions made by Mr. Reeder under a 401(k) Investment and Retirement Plan ("401(k) Plan") established by MPP. The aggregate value of certain personal benefits received by Mr. Reeder has not been included in the amounts shown above. In neither 1992, 1993, 1994 nor 1995 did the aggregate value of these benefits exceed the lesser of $50,000 or 10% of Mr. Reeder's annual salary as set forth above.

(3) The amounts shown above include the Company's share of premiums for the following insurance provided to Mr. Reeder in excess of that generally provided to all leased employees: term life insurance coverage ($188, $148, $272 and $212 in 1992, 1993, 1994 and 1995
     respectively); disability insurance coverage ($539, $497, $781 and $685 in 1992, 1993, 1994 and 1995 respectively); and dependent medical coverage ($611, $377, $964 and $991 in 1992, 1993, 1994 and
     1995 respectively). The amounts shown above also include the Company's share of matching contributions made by MPP in 1992, 1993, 1994 and 1995 of $81, $83, $122 and $108 respectively, under the 401(k) Plan.

(4)  Amounts represents bonus earned during the subject year.

Compensation of Directors

     Director Fees. The Company pays each Director an annual fee of $8,000. In 1995, Ms. Legg, Ms. Yalonis, and Messrs. Doherty, Hanson, Lucash, O'Connor, and Rees each received $8,000 as a Director fee.

     Chairman's Fees. The Chairman of the Company, as a member of the Executive Committee and Nominating Committee, is not paid a committee meeting fee for participating in Executive Committee and Nominating Committee meetings. Instead, the Company pays the Chairman an annual fee of $25,000. In 1995, Mr. Lucash received $25,000 as a Chairman's fee.

     Committee and Other Meeting Fees. The Directors are also entitled to be paid $500 for each Board meeting attended in person, $400 for each committee meeting attended in person, and $300 for each Board or committee meeting attended by means of conference telephone call; provided, however, that the Chairman is not paid committee fees for Executive Committee and Nominating Committee meetings attended. Directors are also paid $300 per half day for time spent attending to the Company's business. During 1995 Mr. Doherty was paid $5,300, Mr. Hanson was paid $3,500, Ms. Legg was paid $4,600, Mr. Lucash was paid $7,700, Mr. O'Connor was paid $3,300, Mr. Rees was paid $5,900, and Ms. Yalonis was paid $5,700, and Mr. Morris was paid $500 in committee and other meeting fees.

     Reimbursements. All Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with attending Board and committee meetings.

     In December of 1995, TIS Financial Services Inc., of which Lorraine O. Legg is President and Chief Executive Officer, became the Manager of the
Company.   The management agreement provides that a management fee be paid
to TIS Financial Services in return for services.   The management
agreement requires that TIS pay the employment expenses of its own
personnel.   Ms. Legg receives no compensation from the Company for serving
as President and Chief Executive Officer.   Ms. Legg is also a director of
the Company and receives no compensation for serving as a director.

     The compensation and expense reimbursement arrangements for Directors as set forth above may be changed by the Board of Directors pursuant to the authority granted to it in the Company's Bylaws.

               ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the amount and nature of the beneficial ownership of shares of common and preferred stock as of January 3, 1995, by
(i) each person known by the Company to own more than 5% of any class of the Company's voting stock (based upon filings made with the Securities and Exchange Commission), (ii) each Director, (iii) the executive officer named in the Summary Compensation Table, and (iv) all Directors and executive officers of the Company as a group.

                               Amount of Shares
                              Beneficially Owned
                                 Directly or        Title      Percent
          Name (1)                Indirectly       of Class    of Class
         ---------            ------------------  ---------   ----------
Massachusetts State               1,560,754       Preferred     29.6%
Teachers' and Employees'
Retirement Systems Trust
c/o The Commonwealth of
Massachusetts Treasury
Department,
One Ashburton Place, #1200
Boston, MA   02108

Massachusetts Bay                 1,183,556       Preferred     22.4%
Transportation Authority
Retirement Fund
99 Summer Street, 17th Floor
Boston, MA  02110

Chicago Truck Driver,               521,164       Preferred      9.9%
Helpers & Warehouse Workers
Union (Independent)
Pension Fund
809 W. Madison Street
Chicago, IL  60607

Christopher J. Doherty                   --           --          --
Peter O. Hanson                       1,600       Preferred      (2)
Lorraine O. Legg                         --           --          --
S. Michael Lucash                        --           --          --
Lawrence P. Morris                       --           --          --
Homer McK. Rees                          --           --          --
Micolyn M. Yalonis                       --           --          --

All Directors and                     1,600       Preferred      (2)
executive officers
as a group (12 persons)

(1) Unless otherwise indicated in these footnotes, the persons listed above have sole voting and investment power over the shares, subject to community property laws were applicable.
(2)  Less than 1%.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the period April 1, 1991 through October 21, 1994, the Company and the six other Companies were self-administered through an internalized management structure. Since the final dissolution and complete liquidation of Meridian Point Realty Trust '82 in October, 1994, and until December 1, 1995, the number of Companies participating in the self-administered arrangements was six (collectively, the "Participating Companies"). The structure of the self-administered management is described in Item 1.

     The REIT tax rules prohibit a REIT from owning more than 10% of the voting securities of any company. Accordingly, each of the Participating Companies owned 9.0% of the outstanding stock of MPP (aggregating 54% of the outstanding stock). Milton K. Reeder, President and Chief Executive Officer of MPP owned the remaining 46% of the outstanding stock.

     Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP. On February 22, 1996, the Company entered into a MPP Termination Agreement by which its interest in MPP was terminated. Under the terms of the Agreement, the Company sold its outstanding MPP stock to MPP and its proportionate interest in MPP's assets to Meridian Industrial Trust ("MIT") at fair market value. MIT was formed to merge with certain of the Participating Companies (Trusts IV, VI and VII) and to purchase certain real estate assets from Trust '83. In connection with those merger and purchase transactions, MPP was to be dissolved.

     The MPP Termination agreement further required the termination of certain other agreements between the Company and MPP, and the transfer of certain third party agreements, right in actions, rights in certain insurance policies, books and records from MPP to the Company. The Company and MPP further agreed to the release of any claims, known or unknown, against the other. The Company received par value of $3.84 per share for its stock in MPP and $71,850 for its proportionate interest in the assets of MPP. The Company is currently awaiting a final accounting relating to the dissolution of MPP whereafter the Company expects to receive the return of some portion of its original advance of funds to MPP.

     Effective December 7, 1995, Lorraine O. Legg was elected President and Chief Executive Officer of the Company. Legg is also President and Chief Executive Officer of TIS Financial Services and serves as a Director of the Company. Effective December 1, 1995, TIS manages the Company's assets, properties and investments in addition to performing administrative services for the Company in return for a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the Management Agreement. The Agreement further requires that TIS pay all employment expenses of its personnel performing services for the Company. Ms. Legg does not receive any compensation from the Company for her services as an Officer of the Company. Ms. Legg no compensation as a Director of the Company.

     In addition, on December 7, 1995, following the resignations of the other senior officers of the Company affiliated with MPP, various other TIS Officers and employees were elected as officers of the Company. Those officers of the Company affiliated with TIS receive no direct compensation from the Company in exchange for their services.

 -------------------------------------------------------------------------
                                  PART IV
 -------------------------------------------------------------------------

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements. The following Company financial statements are filed as part of this report:
                                                               Page
                                                              ------
          Report of Independent Public Accountants             F-1
          Consolidated Balance Sheets                          F-2
          Consolidated Statements of Operations                F-3
          Consolidated Statements of Shareholders' Equity      F-4
          Consolidated Statements of Cash Flows                F-5
          Notes to Consolidated Financial Statements           F-6

(a) (2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

                                                               Page
                                                              ------
          Valuation and Qualifying Accounts                    F-13
          Real Estate and Accumulated Depreciation             F-14

          Schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission which have not been included have been omitted because of the absence of conditions for which they are required or because the information is included elsewhere in this report.

(a) (3)   Exhibits.

No.                               Description
- ---                               -----------

(in accordance with Item 601 of Regulation S-K)

3.1 Amended and Restated Bylaws of the Registrant dated March 5, 1992 filed as Exhibit 3.4 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.1 Loan Agreement between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. dated as of July 14, 1989, filed as
          Exhibit 10.1 to Registrant's Form 8-K dated July 14, 1989 and incorporated herein by reference.

10.2 Letter Agreement dated as of June 13, 1990 between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. filed as
          Exhibit 10.8 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.3 Amendment to Loan Documents dated as of July 14, 1991 between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. filed as Exhibit 10.9 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.4 Amended and Restated Promissory Note executed by Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. dated July 14, 1991 filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.5 Mortgage and Security Agreement with Assignment of Rents dated as of July 14, 1989 made by Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. filed as Exhibit 10.12 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.6 Omnibus Amendment to Security Agreements dated as of July 14, 1991 between Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. filed as Exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.7 Environmental Agreement between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. dated July 14, 1989, filed as
          Exhibit 10.3 to Registrant's Form 8-K dated July 14, 1989 and incorporated herein by reference.

10.8 Loan Agreement between Sierra Capital Realty Trust VIII Co. and The Prudential Insurance Company of America dated as of May 25, 1990, filed as Exhibit 10.1 to Registrant's Form 8-K dated June 14, 1990 and incorporated herein by reference.

10.9 Promissory Note executed by Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America; Loan No. 7-503-316, filed as Exhibit 10.3 to Registrant's Form 8-K dated June 14, 1990 and incorporated herein by reference.

10.10 Employment Agreement dated July 2, 1991 by and among Sierra Real Estate Equity Trust '82, Sierra Real Estate Equity Trust '83, Sierra Real Estate Equity Trust '84 Co., Sierra Capital Realty Trust IV Co., Sierra Capital Realty Trust VI Co., Sierra Capital Realty Trust VII Co., Sierra Capital Realty Trust VIII Co., Milton K. Reeder, and Meridian Point Company, filed as Exhibit
          10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference.

10.11 Change of Control Agreement dated December 12, 1991 among Al E. Andrews, Jr. and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.5l to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.12     Change of Control Agreement dated December 12, 1991 among Robert
          A. Dobbin and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.52 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.13     Change of Control Agreement dated December 12, 1991 among Dennis
          D. Higgs and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.53 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.14     Change of Control Agreement dated December 12, 1991 among Barbara
          J. Schuessler and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.55 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.15 Stock Option Agreement, effective April 1, 1991, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Company, Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.60 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.16 Amended and Restated Articles of Incorporation of Meridian Point Properties, filed March 24, 1992 filed as Exhibit 10.6l to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.17 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Thomas B. Swartz filed as Exhibit 10.62 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.18 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Thomas B. Swartz filed as Exhibit 10.63 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.19 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Robert A. Dobbin filed as Exhibit 10.64 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.20 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Milton K. Reeder filed as Exhibit 10.65 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.21 Indemnity Agreement, dated June 26, 1989, between Sierra Capital Realty Trust VIII Co. and Steven B. Sinnett filed as Exhibit
          10.71 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.22 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Dennis H. Higgs filed as Exhibit 10.78 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.23 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Peter O. Hanson filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.24 Indemnity Agreement, undated, between Sierra Capital Realty Trust VIII Co. and Richard H. Hughes filed as Exhibit 10.67 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.25 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Charles L. Smythe, Jr. filed as Exhibit
          10.68 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.26 Indemnity Agreement, dated August 17, 1988, between Sierra Capital Realty Trust VIII Co. and Richard S. Stanson filed as
          Exhibit 10.69 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.27 Indemnity Agreement, dated June 26, 1989, between Sierra Capital Realty Trust VIII Co. and William B. Stevenson filed as Exhibit
          10.70 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.28 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and Kermit Mowbray filed as Exhibit
          10.72 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.29 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and James B. Davis filed as Exhibit
          10.73 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.30 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and Lee W. Wilson filed as Exhibit
          10.74 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.31 Indemnity Agreement, dated September 13, 1991, between Sierra Capital Realty Trust VIII Co. and Al E. Andrews, Jr. filed as
          Exhibit 10.75 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.32 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Milton K. Reeder filed as Exhibit 10.76 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.33 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Robert A. Dobbin filed as Exhibit 10.77 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.34 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and James S. McCaffrey filed as Exhibit
          10.79 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.35 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Steven B. Sinnett filed as Exhibit
          10.80 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.36 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Barbara J. Finnegan filed as Exhibit 10.8l to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.37 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Meridian Point Properties, Inc. filed as Exhibit 10.82 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.38 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Meridian Point Company filed as Exhibit
          10.83 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.39 First Amendment to Loan Agreement dated as of April 10, 1992 between the Prudential Company of America and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

10.40 Amended and Restated Employee Leasing Agreement, effective March 24, 1992, among Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.41 Amended and Restated Registrar, Transfer Agent, Dividend Disbursement and Service Agreement, effective March 24, 1992, among Meridian Point Properties, Inc. and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as
          Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.42 Amendment No. 1 to Stock Option Agreement, effective March 24, 1992, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.43 Amendment to Promissory Note dated April 10, 1992 to Promissory Note dated June l4, 1990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,l20,000 representing Loan No. 7-503-316 filed as
          Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.44 Promissory Note dated June 29, 1990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $3,000,000 representing Loan No. 7-503-317 filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.45 Amendment to Promissory Note dated April 10, 1992 to Promissory Note dated June 29, 1990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $3,000,000 representing Loan No. 7-503-317 filed as
          Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.46 Promissory Note dated October 29, 1990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,725,000 representing Loan No. 7-503-319 filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.47 Amendment to Promissory Note dated April 10, 1992 to Promissory Note dated October 29, 1990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,725,000 representing Loan No. 7-503-319 filed as
          Exhibit 10.11 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.48 Amended and Restated Promissory Note dated June l4, 1992 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $12,160,619.35 representing Loan No. 7-503-315 filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.49 Amended and Restated Promissory Note dated June 29, 1992 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $6,389,289.l3 representing Loan No. 7-503-318 filed as Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.50 Sublease dated September 11, 1992 between Chicago Title Insurance Company and Meridian Point Properties, Inc. filed as Exhibit
          10.95 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.51 Indemnity Agreement effective February l, 1992 between Sierra Capital Realty Trust VIII Co. and Debra H. Paul filed as Exhibit
          10.96 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.52 Indemnity Agreement dated September 10, 1992 between Sierra Capital Realty Trust VIII Co. and Dennis D. Higgs filed as
          Exhibit 10.97 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.53 Change of Control Agreement dated December 2, 1992 among Debra H. Paul and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.98 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.54 Indemnity Agreement dated March 4, 1993 between Sierra Capital Realty Trust VIII Co. and Lorraine O. Legg filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.55 Indemnity Agreement dated March 4, 1993 between Sierra Capital Realty Trust VIII Co. and Robert E. Morgan filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.56 Indemnity Agreement between Sierra Capital Realty Trust VIII Co. and Homer McK Rees filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.57 Second Amendment to Loan Agreement dated as of June 24, 1993 between The Prudential Insurance Company of America and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.1 to
          Registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

10.58 Amendment No. 1 to the Employment Agreement of Milton K. Reeder dated September 14, 1993 filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.59 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Al E. Andrews, Jr. filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.60 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Robert A. Dobbin filed as Exhibit 10.3 to
          Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.61 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Barbara S. Finnegan filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.62 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Dennis D. Higgs filed as Exhibit 10. 5 to
          Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.63 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Debra H. Paul filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.64 Letter Agreement dated August 2, 1993 amending Change of Control Agreement for Steven B. Sinnett filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.65 Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-503-315) filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.66 Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-503-317) filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.67 Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-503-318) filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.68 Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-503-319) filed as Exhibit 10.11 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.69 Promissory Note executed by Meridian Point Realty Trust VIII Co. in favor of the Prudential Insurance Company of America, Loan No. 7-503-316 filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.70 Indemnity Agreement dated September 17, 1993 between Micolyn Magee Yalonis and Sierra Capital Realty Trust VIII Co. filed as
          Exhibit 10.13 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.71 Indemnity Agreement dated September 17, 1993 between Philip R. O'Connor and Sierra Capital Realty Trust VIII Co. filed as
          Exhibit 10.14 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.72 Promissory Note and Deed of Trust dated October 1993 in the principal amount of $1,850,000 (for refinancing of Memphis 20 property) filed as Exhibit 10.15 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.73 Promissory Note dated December 10, 1993 executed by Meridian Point Realty Trust VIII Co. in favor of the Prudential Insurance Company of America, Loan No. 7-503-319 filed as Exhibit 10.69 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.74 Indemnity Agreement dated September 17, 1993, between Sierra Capital Realty Trust VIII Co. and S. Michael Lucash filed as
          Exhibit 10.70 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.75 Modification to Promissory Note dated June 29, 1994 (Prudential Loan No. 7-503-317) filed as Exhibit 10.1 to Registrant's 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.76 Mortgage and Security Agreement dated August 8, 1994 between Meridian Point Realty Trust VIII Co. and PFL Life Insurance Company filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.77 Mortgage Note dated August 8, 1994 executed by Meridian Point Realty Trust VIII Co. in favor of PFL Life Insurance Company filed as Exhibit 10.3 Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.78 Amendment No. 1 to Amended and Restated Employee Leasing Agreement, effective as of February 1, 1994 filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

10.79 Indemnity Agreement effective January 31, 1995, between Meridian Point Realty Trust VIII Co. and Brian F. Zywiciel filed as
          Exhibit 10.1 to Registrant's Form 8-K dated January 31, 1995, and incorporated herein by reference.

10.80 Indemnity Agreement effective January 31, 1995, between Meridian Point Realty Trust VIII Co. and Barbara S. Finnegan filed as
          Exhibit 10.2 to Registrant's Form 8-K dated January 31, 1995, and incorporated herein by reference.

10.80 Indemnity Agreement effective January 31, 1995, between Meridian Point Realty Trust VIII Co. and Brian F. Zywiciel filed as
          Exhibit 10.3 to Registrant's Form 8-K dated January 31, 1995, and incorporated herein by reference.

10.81 Management Agreement dated October 18, 1995 and effective December 1, 1995 by and between Meridian Point Realty Trust VIII Co. and TIS Financial Services, Inc.

10.82 MPP Termination Agreement among Meridian Point Properties, Inc. Meridian Point Industrial Trust, Inc. Meridian Point Realty Trust VIII Co. , Dated as of February 22, 1996.




(b)       Reports on Form 8-K.
          --------------------
          None.

(c) The exhibits listed in Item 14(a)(3) above are submitted as part of this report.

(d) The financial statement schedules listed in Item 14(a)(2) above are submitted as part of this report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1996         MERIDIAN POINT REALTY TRUST VIII CO.
       --------------
                              By:  /s/ Lorraine O. Legg
                                 ----------------------
                                 Lorraine O. Legg
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Lorraine O. Legg                                Dated:  March 28, 1996
- --------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John E. Castello                                Dated:  March 28, 1996
- --------------------------
John E. Castello
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ S. Michael Lucash                               Dated:  March 28, 1996
- --------------------------
S. Michael Lucash
Chairman and Director

/s/ Christopher J. Doherty                          Dated:  March 28, 1996
- --------------------------
Christopher J. Doherty
Director

/s/ Peter O. Hanson                                 Dated:  March 28, 1996
- --------------------------
Peter O. Hanson
Director

/s/ Lorraine O. Legg                                Dated:  March 28, 1996
- --------------------------
Lorraine O. Legg
Director

/s/ Lawrence P. Morris                              Dated:  March 28, 1996
- --------------------------
Lawrence P. Morris
Director

/s/ Homer McK. Rees                                 Dated:  March 28, 1996
- --------------------------
Homer McK. Rees
Director

/s/ Micolyn Magee Yalonis                           Dated:  March 28, 1996
- --------------------------
Micolyn Magee Yalonis
Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders and Board of Directors of Meridian Point Realty Trust VIII Co.:


     We have audited the accompanying Consolidated Balance Sheets of Meridian Point Realty Trust VIII Co. (a Missouri corporation) and subsidiary as of December 31, 1995 and 1994, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust VIII Co. and subsidiary as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 14 (a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

San Francisco, California
February 9, 1996

                   MERIDIAN POINT REALTY TRUST VIII CO.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994

                                                                                  1995                1994
- -----------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                                                         $81,765,163         $83,465,937
Less: Accumulated Depreciation                                                 (12,987,770)        (11,129,031)
- -----------------------------------------------------------------------------------------------------------------
                                                                                68,777,393          72,336,906
Rental Property Held for Sale, Net of Accumulated Depreciation
of $2,221,841 as of December 31, 1994                                                   --          11,133,035
- -----------------------------------------------------------------------------------------------------------------
                                                                                68,777,393          83,469,941
Other Assets:
Cash and Cash Equivalents                                                        5,016,216           4,960,399
Receivables, Net of Reserves of $134,971 and $117,278
  as of December 31, 1995 and 1994, respectively                                   585,771             728,782
Notes Receivable From Affiliates                                                   228,000             228,000
Personal Property, Net of Accumulated Depreciation of $726,568 and
  $674,485 as of December 31, 1995 and 1994, respectively                           30,521              79,219
Capitalized Loan Costs, Net of Accumulated Amortization of $765,089 and
  $656,555 as of December 31, 1995 and 1994, respectively                          213,489             322,023
Capitalized Lease Commissions, Net of Accumulated Amortization of
  $308,514 and $465,770 as of December 31, 1995 and 1994, respectively             363,504             511,743
Other Assets, Net of Accumulated Amortization of $305,295 and
  $214,455 as of December 31, 1995 and 1994, respectively                        1,279,431           1,457,441
- -----------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $76,494,325         $91,757,548
=================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Mortgage Note Payable                                                           $7,782,168          $7,976,495
Long-Term Debt Facilities                                                       24,259,396          36,754,964
Due To Affiliates                                                                  116,209             131,906
Accounts Payable                                                                 1,073,280           1,289,316
Prepaid Rent, Tenant Deposits and Other Liabilities                                221,982             361,749
- -----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               33,453,035          46,514,430
- -----------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock with par value of $0.001, an aggregate of 50,000,000 Common and Preferred Shares
  authorized; 1,609,937 Common Shares and 5,273,927 Preferred Shares
  issued and outstanding as of December 31, 1995 and 1994, respectively              6,884               6,884
Paid-in Capital                                                                 65,389,820          65,389,820
Distributions in Excess of Income                                             (22,355,414)        (20,153,586)
- -----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                      43,041,290          45,243,118
- -----------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $76,494,325         $91,757,548
=================================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1995, 1994 and 1993

                                                                        1995                1994                1993
- ---------------------------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments                                 $10,868,405         $11,886,484            $11,353,018
Interest and Other                                                       326,170             194,915                110,954
- ---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                        11,194,575          12,081,399             11,463,972
- ---------------------------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Premium                              3,393,743           3,901,912              4,155,970
Property Taxes                                                         1,536,584           1,739,159              1,583,636
Property Operating Costs Including Amounts Paid to Related
  Parties of $373,444, $475,644 and $593,840, respectively             1,506,583           1,467,066              1,207,338
Legal Costs                                                               63,290             135,155                182,143
General and Administrative Including amounts paid to Related
  Parties of $418,776, $438,361 and $346,487, respectively               939,607             947,820                611,508
Provision for Decrease in Net Realizable Value                         1,182,015           2,392,000              1,381,000
Depreciation and Amortization                                          2,718,862           3,373,076              3,045,647
- ---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                                        11,340,684          13,956,188          12,167,242
- ---------------------------------------------------------------------------------------------------------------------------
Loss Before Net Gain on Sale of Properties                              (146,109)         (1,874,789)             (703,270)
Net Gain on Sale of Properties                                             1,197                  --                     --
- ---------------------------------------------------------------------------------------------------------------------------
Loss Before Extraordinary Item                                          (144,912)         (1,874,789)             (703,270)
Extraordinary Item - Prepayment Penalty on Paydown                      (129,433)                 --                  --
- ---------------------------------------------------------------------------------------------------------------------------
Net Loss                                                               $(274,345)        $(1,874,789)            $(703,270)
===========================================================================================================================
Net Loss                                                               $(274,345)        $(1,874,789)          $(703,270)
Preferred Distributions Declared                                      (1,476,700)         (1,160,264)                 --
- ---------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                            $(1,751,045)        $(3,035,053)            $(703,270)
===========================================================================================================================
Net Loss Per Common Share:
Loss Before Extraordinary Item                                            $(1.01)             $(1.89)               $(0.44)
Extraordinary Item - Prepayment Penalty on Paydown                         (0.08)                 --                  --
- ---------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share                                                 $(1.09)             $(1.89)               $(0.44)
===========================================================================================================================
Preferred Distributions Paid Per Share                                     $0.28               $0.22                    $--
===========================================================================================================================
Common Distributions Paid Per Share                                        $0.28               $0.22                    $--
===========================================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Years Ended December 31, 1995, 1994 and 1993

                                   Common Stock          Preferred Stock                        Distributions
                                   ------------          ---------------          Paid-in         in Excess
                                Shares      Amount      Shares      Amount        Capital         Of Income
- --------------------------------------------------------------------------------------------------------------
Balance-
 January 1, 1993               1,609,937     $ 1,610   5,273,927     $ 5,274      $65,389,820    $(16,061,077)
Net Loss                              --          --          --          --               --        (703,270)
- --------------------------------------------------------------------------------------------------------------
Balance-
 December 31, 1993             1,609,937       1,610   5,273,927       5,274       65,389,820     (16,764,347)
Net Loss                              --          --          --          --               --      (1,874,789)
Distributions Declared:
  Common                              --          --          --          --               --        (354,186)
  Preferred                           --          --          --          --               --      (1,160,264)
- --------------------------------------------------------------------------------------------------------------
Balance-
 December 31, 1994             1,609,937       1,610   5,273,927       5,274       65,389,820     (20,153,586)
Net Loss                              --          --          --          --               --        (274,345)
Distributions Declared:
  Common                              --          --          --          --               --        (450,783)
  Preferred                           --          --          --          --               --      (1,476,700)
- --------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 1995             1,609,937     $ 1,610   5,273,927     $ 5,274      $65,389,820    $(22,355,414)
==============================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1995, 1994 and 1993

                                                                     1995           1994           1993
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                         $ (274,345)   $(1,874,789)    $ (703,270)
  Adjustments to Reconcile Net Loss to
  Net Cash Provided By Operating Activities:
    Depreciation                                                    2,519,491      3,096,100       2,846,563
    Amortization - Other                                              307,905         444,484       370,774
    Rent Adjustment                                                   (16,698)       (12,615)        25,597
    Provision for Decrease in Net Realizable Value                  1,182,015      2,392,000       1,381,000
    Net Gain on Sale of Properties                                     (1,197)            --             --
    Prepayment Penalty on Paydown                                     129,433             --              --
    Increase in Capitalized Lease Commissions                        (185,485)      (195,636)      (203,789)
    Decrease (Increase) in Accounts Receivable                        143,011        (49,647)        79,560
    Decrease (Increase) in Other Assets                                56,781       (136,518)        25,356
    (Decrease) Increase in Accounts Payable                          (242,078)       119,149       (293,765)
    (Decrease) Increase in Due to Affiliates                          (15,697)        76,361        (10,045)
    Incrrease (Decrease ) in Other Liabilities                         53,722        (94,079)      (200,828)
- ------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                           3,656,858      3,764,810       3,317,153
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Improvements to Existing Real Estate                                 (519,937)      (560,876)      (541,791)
Net Cash Received on Sale of Properties                             1,730,124             --              --
Rental Guarantees Received                                                 --              --       108,000
Purchase of Personal Property                                          (3,385)       (15,537)       (20,292)
- ------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                 1,206,802       (576,413)      (454,083)
- ------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Principal Payments on Debt Facilities                              (2,686,033)      (913,508)      (907,320)
Cash Received (Disbursed) Due to Debt Refinancing                          --        141,672        (69,917)
Principal Payments on Mortgage Note                                  (194,327)      (87,201)        (21,915)
Capitalized Loan Fees                                                      --             --        (51,520)
Distributions Paid to Shareholders                                 (1,927,483)    (1,514,450)            --
- ------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                              (4,807,843)    (2,373,487)    (1,050,672)
- ------------------------------------------------------------------------------------------------------------
Net Increase  In Cash and Cash Equivalents                             55,817        814,910       1,812,398
Cash and Cash Equivalents, Beginning of Year                        4,960,399      4,145,489       2,333,091
- ------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                             $5,016,216     $4,960,399      $4,145,489
============================================================================================================

Supplemental Schedule of Non-Cash Transactions:

Transactions Related to Sale of Properties:
  Net Book Value of Properties Disposed                           $11,563,062     $       --      $       --
  Other Assets Written-Off, Net of Other Liabilities                  104,833             --              --
  Paydown of Long-Term Debt Facility                                9,809,535             --              --
  Prepayment Penalties                                                129,433             --              --
  Interest Paid in Escrow                                              27,650             --             --
  Cash Held in Escrow                                                 175,000             --              --

Refinancing of Auburn Hills:
  Extinguishment of Bank Facility                                          --      5,928,958              --
  Elimination of Mortgage Debt                                             --             --       1,772,210
  Assumption of Mortgage Note Payable                                      --      6,220,000       1,850,000
  Liabilities Extinguished                                                 --             --         129,207
  Loan Costs Incurred                                                      --         62,200          18,500
  Closing Costs                                                            --         87,170              --

Property Basis Adjustment from Other Liabilities                           --             --         283,829



     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995


1.   Summary of Significant Accounting Policies.

     (a) Organization. Meridian Point Realty Trust VIII Co. (formerly known as Sierra Capital Realty Trust VIII Co.), ("the Company") is a corporation organized for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. Generally, it is the Company's intention not to invest net proceeds from sales in additional properties, and, accordingly, the Company is a self-liquidating/finite life trustentity. The Company commenced operations on October 17, 1988.

     During their annual meeting held on September 17, 1993, the shareholders of the Company approved a proposal to change the name of the Company. As a result, effective September 24, 1993, the Company officially became Meridian Point Realty Trust VIII Co.

     Since April 1, 1991, the Company has operated under a self-administered management structure in conjunction with six other commonly-sponsored real estate investment trusts (the Company and such six other real estate investment trusts are collectively referred to herein as the "Companies"). Under this management structure, Meridian Point Properties, Inc. ("MPP"), leases employees to the Company at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, actsed as the transfer agent for the Companies and providesd shareholder account maintenance and dividend reimbursement and reinvestment services. The reimbursements made to MPP are allocated among the Companies in accordance with agreements between MPP and the Companies.

     Effective December 1, 1995, the Company terminated its employee leasing agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS"). Under the agreement, the Company has retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company will pay TIS, for services rendered under the agreement, a base management fee in an amount to 0.75% of the Company's Average Invested Assets, as defined in the agreement, during each calendar year. (See Note 2.)

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     During 1995 the Company engaged C.S. First Boston as its financial advisor to explore future opportunities available to the Company. In that regard, the Company's Board of Directors is considering all options that may be available, which may include liquidation of the Company's assets, conversion of the Company to an infinite-life REIT with accompanying changes to the self-liquidating policy, or other options. The Company currently has no properties for sale and has no plans to liquidate its property portfolio in the near term.

     (b) Consolidation. The consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.

     (c) Statements of Cash Flows. For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest was $3,366,056, $3,785,136 and $4,000,983 for the years ended December 31, 1995, 1994, and 1993, respectively.

     (d) Investment in Real Estate and Depreciation Methods. Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1995 and 1994, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $5,167,000 and $6,772,000, respectively. Investors should consider any net realizable value provisions in evaluating realization of their investments. (See Note 3.)

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the fair value of the asset. The Company plans to adopt SFAS No. 121 in 1996 and believes that the adoption will not have a material impact upon its financial position and results of operations.

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

     (e) Rentals From Real Estate Investments. Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $1,393,576 $1,693,123 and $1,445,481
were included in Rentals from Real Estate Investments for the years ended December 31, 1995, 1994, and 1993, respectively.

     All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

     (f) Loan Costs. Costs incurred in obtaining long-term debt including advances on the property acquisition facilities are capitalized and amortized over the life ofin relation to the corresponding debt.

     (g) Unamortized Debt Premium. The Company acquired a property subject to a mortgage note bearing an interest rate different from the prevailing market rate on the date of acquisition. This interest rate differential is recorded as a premium and is being amortized over the term of the note using the effective interest method.

     (h) Reclassifications. Certain prior year amounts have been reclassified in the consolidated financial statements and related notes to conform to the 1995 presentation.

2.   Related Parties.

     Since April 1, 1991, the Company has operated under a self-administered management structure. (See Note 1.) For the year ended December 31, 1995 the Company incurred costsfees and expenses for services rendered by the directors of the Company. Total directors' fees and expenses amounted to totaling $168,205, which includes fees applicable for the three months of 1996 amounting to $18,250. For the years ended December 31, 1994 and 1993 the Company incurred directors fees and expenses totaling $140,304 and $161,095, respectively, during these periods. Such amounts were paid directly to the directors. Prior to December 1, 1995, the Company has operated under a self-administered management structure. (See Note 1)

     Cost reimbursements made to MPP are presented in the table below:

          COSTS REIMBURSEMENTS TO MERIDIAN POINT PROPERTIES, INC.

                                                              1995           1994           1993
- -----------------------------------------------------------------------------------------------------
Reimbursements
Reimbursements for property and asset management
  costs (included in Property Operating Costs)             $ 373,444      $ 475,644         $ 593,840
Leasing costs (included in Capitalized
  Lease Commissions, Net)                                         --                --      22,620
Reimbursement of costs incurred for conducting
  the Company's daily operations (included in General
  and Administrative expenses)                               250,571        298,057           185,392
- -----------------------------------------------------------------------------------------------------
TOTAL                                                      $ 624,015      $ 773,701         $ 801,852
=====================================================================================================

     In accordance with agreements then existing between the Company and MPP, these reimbursements are allocated among the Companies based on (i) gross rental receipts of the Companies' properties and the Companies' relative real estate assets for property and asset management costs; and
(ii) proportionate time incurred, the number of shareholders and relative real estate assets for costs incurred in conducting the Companies' daily operations.

     On October 18, 1995, the Company entered into a management agreement with TIS and terminated its employee leasing agreement with MPP effective December 1, 1995. Pursuant to the termination provisions in the agreements between the Company and MPP, the Company is obligated for its pro-rata share of any contractual obligations that MPP entered into on behalf and for the benefit of the Company. Management, however, believes that the financial impact from such contractual obligations will not have a material impact on the Company's financial position or results of operation. A final determination of such obligations will be completed in 1996.

     Under the agreement with TIS, the Company has retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company will pay TIS, for services rendered under the agreement, a base management fee in an amount to 0.75% of the Company's Average Invested Assets, as defined in the agreement, during each calendar year. For the year ended December 31, 1995, the Company has incurred $56,000 under this agreement with TIS. The Company's President and Chief Executive Officer is also an officer of TIS and serves on the board of directors of the Company.
     The Companies make property and asset management cost reimbursements to MPP for property management and asset management services rendered. These reimbursements are allocated among the Companies based on gross rental receipts of the Companies' properties and the Companies' relative real estate assets in accordance with agreements between the Companies and MPP.

Notes Receivable From Affiliates

     In connection with the internalization of management, the Company made an advances to MPP for the estimated amount of expenditures that would be incurred in conducting the daily operations of the Company. The advances isare payable on demand.


3.   Rental Properties, Net.

     Rental properties, net at December 31, 1995 and 1994 consist of the following:

                                        1995             1994
- ------------------------------------------------------------------
Land                                 $14,833,973      $14,938,885
Buildings                             63,957,172       65,950,508
Capital Improvements                   2,850,979        2,470,847
Construction in Progress                 123,039          105,697
- ------------------------------------------------------------------
Subtotal                              81,765,163       83,465,937
Rental Property Held for Sale                 --       13,354,876
- ------------------------------------------------------------------
TOTAL                                $81,765,163      $96,820,813
==================================================================

     Current and Cumulative Provision for Decrease in Net Realizable Value and net book value for the year ended and as of December 31, 1995 are as follows:

                                                                                  Cumulative
                                                           Current Provision     Provision for
                                                          for Decrease in Net   Decrease in Net
Property                                                   Realizable Value    Realizable Value     Net Book Value
- ---------------------------------------------------------------------------------------------------------------------
South Sayre                                                    $     --            $550,000          $4,571,358
Memphis #1                                                           --              31,000           1,688,624
Memphis #8                                                           --             233,000             339,915
Memphis #20                                                          --             781,000           2,346,563
3821 Getwell                                                         --              94,000             526,857
1033 East Maricopa                                                   --             420,000             747,757
616 South 55th Avenue                                                --             406,000           3,127,186
2455 South 7th Street                                                --             910,000           1,148,214
9219 Viscount                                                        --             203,000           2,050,444
9100 Carpenter                                                       --             322,000             716,762
7601 Ambassador                                                      --           1,137,000           2,392,217
7811/7901 Ambassador                                                 --              80,000           1,982,318
- ---------------------------------------------------------------------------------------------------------------------
Subtotal                                                             --           5,167,000          21,638,215
Total for all properties with no Cumulative Provision
  for Decrease in Net Realizable Value                               --                  --          47,139,178
- ---------------------------------------------------------------------------------------------------------------------
TOTAL                                                          $     --          $5,167,000         $68,777,393
=====================================================================================================================

     All the Company's leases relating to its rental properties are operating leases. The minimum future rental revenues from these leases as of December 31, 1995, are as follows:


          1996                  $ 8,330,810
          1997                    7,677,538
          1998                    7,058,930
          1999                    5,858,993
          2000                    5,014,756
          Thereafter             21,897,058

     There are currently three major tenants comprising 43% of the total rental revenue of the Company based on the projected 1996 base rent of existing leases. As of December 31, 1995, the Company's properties were 98.8% occupied. During 1996, leases covering approximately 14% of the Company's leased space are scheduled to expire.


4.   Long-Term Debt Facilities.

Facilities

     The Company had two long-term debt facilities. As of December 31, 1993, there was $6,229,053 outstanding under a facility with a bank. This amount which was extinguished in August 1994. As of December 31, 1995 and 1994, there was outstanding $24,259,396 and $36,754,964, respectively, under a facility with an insurance company. Together, these facilities have provided the Company with financing for property acquisitions, capital improvements and general operating needs. At the present time, there is no credit availability under the insurance company facility.

Interest and Principal Maturities

     Under the insurance company facility, there are four outstanding advances totaling $24,259,396. These advances which bear fixed interest rates for periods ranging from one to three years. Under the existing insurance company facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.The Company has a commitment from the insurance company to reset the interest rate of these advances on the dates specified below. This commitment is subject to the Company being in compliance under the terms of the loan agreement, and in no event can the advances be extended beyond May 25, 1998, at which time the total amount of principal and interest outstanding is due and payable.

                                                    Advance and
              Notional Amount                    Interest Maturity
              as of 12/31/95           Rate             Date
           --------------------     ---------    ------------------
                      $ 3,815,088     7.60%        December 1996
                        6,059,256     8.87%          June 1997
                       11,532,448     8.87%          June 1997
                        2,852,604     8.80%          June 1998
           --------------------
                      $24,259,396
           ====================

     The bank facility was extinguished in connection with the August 11, 1994 refinancing of the Auburn Hills property. The new loan for $6,220,000 has a fifteen-year term with a maturity date of August 1, 2009, and bears an interest rate of 8.875% per annum. The monthly principal and interest payments are based on a schedule specified in the loan agreement. The Company used the proceeds to pay off the bank facility which, at the time of refinancing, had an outstanding balance of $5,928,958.

     Net cash proceeds received from the refinancing amounted to $141,672 after (i) extinguishment of the bank facility, (ii) closing and pro-rated items totaling $87,170, and (iii) payment of a loan fee amounting to $62,200.

     On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi (see Note 10). The net sale proceeds received from that transaction were used to make a principal payment on the insurance company facility. On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada. The Company used the net sale proceeds from the Tropicana Marketplace to pay the entire balance of an interest rate contract which was maturing in October 1995 and part of the balance of the interest rate contract maturing in December 1996. (See Note 10.)

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

     Additional terms and conditions of the second amendment include: (i) repayment of the loan in monthly principal and interest payments using a twenty-two year amortization schedule (subject to the interest rate contract maturities detailed above); (ii) reduction of the minimum net worth covenant to $25.0 million; (iii) a requirement to apply 90% of the net proceeds to the facility upon the sale of more than 2% of appraised value of the Company's assets during any 12 month period if the loan-to-value ratio is equal to or greater than 50%; and (iv) a requirement to apply 70% of the net proceeds to the facility upon the sale of more than 2% of the appraised value of the Company's assets during any 12 month period if the loan-to-value ratio is less than 50%. Under the terms of the second amendment, unless payment of distributions is necessary to preserve REIT status, the Company can only pay distributions if the insurance company has determined that the Company's loan-to-value ratio is 55% or less. (See
Note 6.)

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

5.   Mortgage Notes Payable.

     The following table presents information regarding the Company's Mortgage Note Payable at December 31, 1995 and 1994.

Name and Location               Interest        Annual        Maturity        Balance as of December 31,
of Property                       Rate         Payments         Dates           1995             1994
===========================================================================================================
Memphis #20, Memphis, TN         8.000%         $185,700      11/01/98       $1,761,132        $1,804,059
Auburn I, Auburn Hills, MI       8.875%          693,144      08/01/09        6,021,036         6,172,436
- -----------------------------------------------------------------------------------------------------------
TOTAL                                                                        $7,782,168        $7,976,495
===========================================================================================================

     Principal payments are due as follows:

          ---------------------------------
          1996                   $  211,887
          1997                      259,846
          1998                    1,953,392
          1999                      315,824
          2000                      345,022
          Thereafter              4,696,197
          ---------------------------------
                                 $7,782,168
          =================================

     In October 1993, the Company refinanced the mortgage loan securing Memphis #20 (the "Memphis #20 mortgage"), one of the Memphis 8 properties. The original mortgage loan bore an interest rate of 13.5% per annum and was scheduled to mature on May 1, 1997. At the time of refinancing, the loan had an outstanding balance of $1,772,210. The newMemphis #20 mortgage loan, which matures on November 1, 1998, had an original principal balance of $1,850,000, bears an interest rate of 8% per annum and requires monthly principal and interest payments of $15,475 based on a twenty-year amortization schedule. As of December 31, 1993, this loan had an outstanding balance of $1,843,696. In connection with the refinancing of the Memphis #20 mortgage loan, the Company paid a loan fee amounting to $18,500, and incurred prepayment and closing costs totaling $68,213. A portion of these costs was added to the principal balance of the new loan.

     The Company refinanced the mortgage loan securing the Auburn Hills property on August 11, 1994 in connection with the extinguishment of the Company's bank facility (see Note 4).


6.   Distributions.

     The analysis below presents the amount of distributions paid to shareholders and the percentage of the distribution which the Company estimates is nontaxable for the years ended December 31, 1995, 1994 and 1993. Nontaxable distributions are considered return of capital to shareholders.

                                           1995                        1994                        1993
                                 -------------------------   -------------------------   -------------------------
                                   Common       Preferred      Common       Preferred      Common       Preferred
          ---------------------------------------------------------------------------------------------------------
          Distributions Paid       $0.280        $0.280            $0.220        $0.220        $0.000        $0.000
          Per Share
          ---------------------------------------------------------------------------------------------------------
          Nontaxable                 100%          100%               61%            2%            --            --
          Distributions
          Taxable Distributions       --%           --%               39%           98%            --            --
          ---------------------------------------------------------------------------------------------------------
                                     100%          100%              100%          100%            --            --
          ---------------------------------------------------------------------------------------------------------

     Under the Company's articles of incorporation, the Board cannot declare any dividends on common shares until it has first declared dividends on the preferred shares' annual preference amount as computed under those articles.

     The preferred shares generally have a non-cumulative preferential right to such current distributions as are declared each year by the Board of Directors up to an amount equal to the lesser of (a) an annualized 6% on the aggregate adjusted stated value of preferred shares, (b) earnings and profits for the prior year, or (c) the amount legally available for distribution by the Company.

     The preferred shares are generally entitled to the first declared sale or refinance distributions attributable to a property up to an amount equal to their proportionate share of the equity initially invested in that property.

     The preferred shares will receive all declared liquidating distributions until these shares have recovered their entire investment via sale or refinance distributions and liquidating distributions.

     On April 28, 1995, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on May 15, 1995 to shareholders of record on May 4, 1995. On June 7, 1995, the Board declared dividends for the second quarter in the amount of $0.07 per preferred and $0.07 per common share, payable on June 30 to shareholders of record on June 20, 1995. On September 8, 1995, the Board declared dividends for the third quarter in the amount of $0.07 per preferred and $0.07 per common share payable on September 29, 1995 to shareholders of record on September 19, 1995. On December 8, 1995, the Board declared dividends for the fourth quarter in the amount of $0.07 per preferred and $0.07 per common share payable on December 29, 1995 to shareholders of record on December 19, 1995. The respective $0.07 dividends per preferred share declared on April 28, June 7, September 8 and December 8, 1995 each encompass the quarterly preferred minimum preference of $0.06018 per share based upon earnings and profits of the prior year.


7.   Net Loss Per Common Share.

     Net loss per share of common stock has been determined by dividing net loss, after deduction of preferred distributions declared, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding totaled 1,609,937 for 1995, 1994 and 1993.


8.   Income Taxes.

     The Company previously made an election to be taxed as a real estate investment trust ("REIT") beginning with the calendar tax year 1989. The Company continued to satisfy all of the requirements to maintain its status as a REIT for the tax years ended December 31, 1990 and 1991.

     One of the requirements for REIT qualification is that five or fewer shareholders cannot own more than 50% of the total value of the Company's outstanding stock at any time during the last half of the taxable year (the "five or fewer rule"). For purposes of this rule under 1992 and 1993 tax law, domestic pension trusts are treated as a single individual. During the last half of the year ended December 31, 1992, the Company failed to satisfy the five or fewer rule. The failure was caused, for the most part, by the decline and fluctuations in the fair market value of its preferred stock relative to its common stock and was not the result of increases in the stocks held by any shareholders. The decline and fluctuations in the fair market value of its preferred and common stock were due in part to recent declines in real estate values coupled with the preferred shareholders' liquidation preference.

     As a result of its loss of REIT status, the Company has beenwas taxed as a regular corporation beginning with the tax year ended December 31, 1992. Accordingly, any of the Company's taxable income remaining after utilizing any available net operating loss carryovers, would have been subject to federal and state corporate income tax. However, the Company had no material federal or state tax liability for 1992 or 1993.

     Under applicable tax rules, the Company would behave been prohibited from re-electing REIT status for a five year period (i.e. until calendar year 1997) unless: (1) the Company satisfieds all of the REIT requirements including, but not limited to, the five or fewer rule; and (2) the Company had received permission from the Internal Revenue Service ("IRS") under a special procedure. With respect to item (1), the Company should be able to satisfy all of the REIT requirements, but most importantly, satisfy the five or fewer rule beginning with the calendar year 1994 because of an amendment to the five or fewer rule. The amendment, which became effective on January 1, 1994, allowsed the Company to "look-through" to the beneficiaries of a domestic pension trust and treat each beneficiary as owning stock in the Company in proportion to the beneficiary's actuarial interest in the domestic pension trust for purposes of the five or fewer rule. With respect to item (2), the Company's formal request for re-election of REIT status was granted by the IRS effective January 1, 1994.

     The Company madeintends to an election to be taxed as a REIT beginning with the calendar year 1994. Under certain circumstances, loss of REIT status may resultmay result in the imposition of federal and state corporate level tax on certain "built-in-gains" (if any) with respect to Company properties that exist on the date of its re-election of REIT status. The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1995. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements (see Note 6). Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the years ended December 31, 1995 and 1994.


9.   Settlement of Contingent Liability.

     On October 1, 1993, a final settlement was reached in the lawsuit entitled Bert Gore, Jr., et al. v. Thomas B. Swartz, et al., initially filed in September 1991 in the Superior Court of the State of California for the County of San Francisco on behalf of the Company and five other real estate investment trusts of common initial sponsorship (i.e., Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., and Meridian Point Realty Trust VII Co. (collectively, the "Trust Defendants")). Under the terms of the final settlement, the lawsuit was dismissed without the payment of any damages to the plaintiffs by the defendants. but with an agreement that the Trust Defendants establish a special committee of directors and trustees to review and evaluate any alternative management proposals that might be submitted.


10.  Disposition of Properties.

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

     On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada for a selling price of $10,218,000. Net proceeds amounted to $9,644,065 after (i) $398,935 of adjustments for closing costs, interest earned and pro-rations, and (ii) adjustment for an escrow holdback amounting to $175,000. The net proceeds from the sale and additional funds of $322,553 deposited by the Company into an escrow account totaling $9,966,618 were remitted to the insurance company as additional principal reduction totaling $9,809,535, prepayment penalties amounting to $129,433, and an interest payment of $27,650. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced. (See Note 4.)

     In connection with the sale, the Company recognized a Loss on Sale of Property of $156,060. The property had previously been written down to its estimated net realizable value. Subsequent to July 24, 1995, the Company received a partial refund of the $175,000 escrow holdback in the amount of $126,393, reflecting deductions totaling $50,000 that were incurred in connection with the settlement of tenant disputes outstanding on the date the Tropicana Marketplace property was sold. The refund includes interest earned on the escrow holdback in the amount of $1,393. The $50,000 deduction is included in the Loss on Sale of Property.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                                SCHEDULE II
                     Valuation And Qualifying Accounts

                               Balance at                                   Balance at
                              Beginning of    Charged to                      End of
Description                       Year          Expense      Deductions        Year
- ----------------------------------------------------------------------------------------
1992
Reserve for Bad Debts            $800,576       $187,251     $(687,882)       $299,945

1993
Reserve for Bad Debts             299,945         18,591      (162,778)        155,758

1994
Reserve for Bad Debts             155,758       (38,480)             --        117,278

1995
Reserve for Bad Debts             117,278        201,281      (183,588)        134,971

                   MERIDIAN POINT REALTY TRUST VIII CO.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1995
                                                                                  Cost Capitalized
                                           Initial Cost to Company           Subsequent to Acquisition
                                           -----------------------           -------------------------       Net Realizable
                                                                                                Rental           Value
Description            Encumbrances         Land            Building       Improvements       Guarantees     Writedowns (3)
- ----------------------------------------------------------------------------------------------------------------------------
Office Building:
 Auburn Hills, MI       $6,021,036       $1,990,705       $11,665,913           $      --          $     --        $      --

Warehouse/
 Distribution
 Buildings:
 Lavergne, TN                   --        1,693,892           11,866,236           15,000                --            --
 Bedford Park, IL               --          851,483            5,157,273           95,670                --       (550,000)
 Memphis, TN             1,761,132        3,215,594           12,872,967        1,404,990                --     (1,139,000)

 Richland, MS                   --          203,949            2,345,404          151,177        (132,127)             --
 Chino, CA                      --        3,416,095            7,259,203            --                --
 Phoenix, AZ                    --        2,488,197            9,952,790          297,617        (227,129)       (1,736,000)
 Dallas, TX                     --        2,085,889            7,251,811          984,217                --      (1,742,000)

Other                           --               --                   --           25,347                --               --
- ----------------------------------------------------------------------------------------------------------------------------
TOTAL                   $7,782,168      $15,945,804          $68,371,597       $2,974,018       $(359,256)     $(5,167,000)
============================================================================================================================

                   MERIDIAN POINT REALTY TRUST VIII CO.
                            SCHEDULE III cont.
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1995
                                    Gross Amount
                              Carried at end of Period
                              ------------------------
                                     Building &                    Accumulated     Date of       Date of     Depreciable
Description              Land       Improvements     Total (2)    Depreciation   Construction  Acquisition       Life
- -------------------------------------------------------------------------------------------------------------------------
Office Building:
 Auburn Hills, MI      $1,990,705    $11,665,913    $13,656,618     $2,337,473     1986-87       12/27/88      35 yrs.

Warehouse/
 Distribution
 Buildings:
 Lavergne, TN           1,693,892     11,881,236     13,575,128      2,219,100     1988-89       06/28/89      35 yrs.
 Bedford Park, IL         773,544      4,780,882      5,554,426        983,067       1975        08/04/89      35 yrs.
 Memphis, TN            2,962,554     13,391,997     16,354,551      2,723,043     1968-82      12/21/89 &     35 yrs.
                                                                                                 04/27/90
 Richland, MS             193,379      2,375,024      2,568,403        496,884     1984-89       12/21/89      35 yrs.
 Chino, CA              3,416,095      7,259,203     10,675,298      1,227,642       1982        01/31/90      35 yrs.
 Phoenix, AZ            2,095,571      8,679,904     10,775,475      1,537,685     1987-89       06/29/90      35 yrs.
 Dallas, TX             1,708,233      6,871,684      8,579,917      1,438,175     1958-68       10/29/90      35 yrs.

Other                          --         25,347         25,347         24,701       1991          1991        17 mos.
- -------------------------------------------------------------------------------------------------------------------------
TOTAL                 $14,833,973    $66,931,190    $81,765,163    $12,987,770
=========================================================================================================================

A Reconciliation of Cost and Accumulated Depreciation for the Years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995                             1994                            1993
                                                    Accumulated                    Accumulated                     Accumulated
                                    Cost            Depreciation        Cost       Depreciation        Cost        Depreciation
                                ---------------------------------   ----------------------------   -----------------------------
Balance at Beginning of Year    $96,820,813          $13,350,872      $98,968,496    $10,839,428       $100,275,016     $8,201,398

Additions during period
   Capital Improvements             519,937                   --          560,876             --            541,791             --
   Depreciation                          --            2,467,408               --      2,828,003                 --      2,713,512
Adjustment to Property Basis             --                   --               --             --           (283,829)            --
Rental Guarantees (Received)/
   Refunded                              --                   --               --             --           (108,000)            --
Provision for Decrease
 in Net Realizable Value         (1,182,015)                  --       (2,392,000)            --         (1,381,000)            --
Deletions                          (358,256)           (358,256)         (316,559)      (316,559)         (75,482)        (75,482)
Cost of Real Estate Disposed    (14,035,316)  (1)    (2,472,254)               --             --                 --             --
Balance at end of year          $81,765,163          $12,987,770      $96,820,813    $13,350,872        $98,968,496    $10,839,428

  (1)  Represents the property basis of Kroger and Tropicana Marketplace, net of Decrease in Net Realizable Value,
        which were disposed on May 25, 1995 and July 24, 1995, respectively.
  (2)  The aggregate cost for Federal Income Tax purposes was approximately $87,028,107.
  (3)  Represents the cumulative Provision for Decrease in Net Realizable Value at December 31, 1995,
        which is measured as the amount by which the carrying values of the properties exceed their respective current estimated fair market values.