Form 10-K
period 1995-12-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1996-04-01
CIK 828957

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

- - --------------------------------------------------------------------------
                                        % of                        % of
                                       Trust       Annual Rent     Trust
          Number of   Total Sq. Ft.    Total        of Leases      Total
            Leases      of Leases    Potential      Expiring       Annual
  Year     Expiring     Expiring      Sq. Ft.    (in dollars)(1)  Rent(1)
- - -------   ---------   -------------  ---------   ---------------  -------
  1996        10          331,515         12%         $809,717        9%
  1997         8          315,710         12%        1,005,957       11%
  1998         9          250,317          9%          757,435        9%
  1999        10          561,352         21%        1,292,146       15%
  2000         4          130,285          5%          330,615        4%
 2001+         9        1,109,723         41%        4,646,293       53%
- - --------------------------------------------------------------------------
(1) Based on the projected 1996 base rent of existing leases.

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

- - ---------------------------------------------------------------------------------------------------------
                                                                        NET        NUMBER
                           NUMBER                                    RENTABLE        OF        OCCUPANCY
   EQUITY INVESTMENT         OF                PROPERTY               SQ. FT.      LEASES     PERCENTAGE
   NAME AND LOCATION     PROPERTIES           DESCRIPTION            12/31/95     12/31/95     12/31/95
- - ---------------------------------------------------------------------------------------------------------
I.    Auburn I (1)            1      One office building              114,000         1          100%
      Auburn Hills, MI

II.   South Sayre             1      One warehouse/distribution       242,690         1          100%
      Bedford Park, IL               center building


III.  Waldenbooks             1      One warehouse/distribution       376,800         1          100%
      Facility (3)                   center building
      La Vergne, TN

IV.   Memphis 8 (2)(3)        8      Eight warehouses/                696,232        15          100%
      Memphis, TN                    distribution center building


V.    JC Penney(3)            1      One warehouse/                   105,785         1          100%
      Memphis, TN                    distribution building


VI.   Interchange D           1      One warehouse/                   67,275          7           93%
      Jackson, MS                    distribution building


VII.  Ethan Allen             1      One warehouse/distribution       300,300         1          100%
      Chino, CA

VIII. Phoenix 5               5      Five warehouse/                  333,609        17           92%
      Phoenix, AZ                    distribution buildings


IX.   Brookhollow             5      Five warehouse/                  467,730         6          100%
      Dallas, TX                     distribution buildings
- - ---------------------------------------------------------------------------------------------------------

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


  Calendar Quarter        Class          High            Low
- - -----------------------------------------------------------------
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

- - ---------------------------------------------------------------------------------------------------------------------------
                                                                  For the Years Ended December 31,
                                              1995             1994             1993             1992             1991
- - ---------------------------------------------------------------------------------------------------------------------------
Rentals from Real Estate Investments      $10,868,405       $11,886,484     $11,353,018       $12,321,893     $ 13,226,658
Net Loss Before Extraordinary Item         $  (144,912)     $(1,874,789)    $  (703,270)      $(4,475,572)    $ (4,767,145)
Extraordinary Item                         $  (129,433)     $        --     $        --        $2,231,420     $         --
Net Loss                                   $  (274,345)     $(1,874,789)    $  (703,270)      $(2,244,152)    $ (4,767,145)
Rental Properties (Net)                   $81,765,163       $83,469,941     $88,129,068       $92,073,618     $109,867,225
Total Assets                              $76,494,325       $91,757,548     $95,842,193       $98,313,849     $115,505,066
Mortgage Notes Payable (Net)              $ 7,782,168        $7,976,495     $ 1,843,696        $1,856,204     $ 15,527,022
Long Term Debt Facilities                 $24,259,396       $36,754,964     $43,622,525       $44,529,845     $ 43,804,053
Net Loss Per Common Share:
Loss Before Extraordinary Item             $     (1.01)     $    (1.885)    $    (0.437)      $    (3.389)    $     (3.967)
Extraordinary Item                         $     (0.08)     $        --             $--            $1.386     $         --
Net Loss Per Common Share                  $     (1.09)     $    (1.885)    $    (0.437)      $    (2.003)    $     (3.967)
Distributions Declared Per Share:
Preferred                                 $     0.280       $     0.220     $        --       $     0.186     $      0.307
Common                                    $     0.280       $     0.220     $        --       $     0.186     $      0.307
- - ---------------------------------------------------------------------------------------------------------------------------

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

- - -----------------------------------------
(1)  Member of the Executive Committee
(2)  Member of the Audit Committee


Executive Officers

     The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the
Company:

Name                      Age   Position
- - ----------------------    ---   --------------------------------------
Lorraine O. Legg          56    President and Chief Executive Officer

John E. Castello          51    Senior Vice President and
                                Chief Financial Officer

Michael Gilbert           52    Vice President Real Estate

Denis F. Shanagher        39    Secretary

Michael Stone             59    Controller

Heather B. Reynolds       41    Assistant Secretary

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

(a) (3)   Exhibits.

No.                               Description
- - ---                               -----------

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

/s/ Lorraine O. Legg                                Dated:  March 28, 1996
- - --------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John E. Castello                                Dated:  March 28, 1996
- - --------------------------
John E. Castello
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ S. Michael Lucash                               Dated:  March 28, 1996
- - --------------------------
S. Michael Lucash
Chairman and Director

/s/ Christopher J. Doherty                          Dated:  March 28, 1996
- - --------------------------
Christopher J. Doherty
Director

/s/ Peter O. Hanson                                 Dated:  March 28, 1996
- - --------------------------
Peter O. Hanson
Director

/s/ Lorraine O. Legg                                Dated:  March 28, 1996
- - --------------------------
Lorraine O. Legg
Director

/s/ Lawrence P. Morris                              Dated:  March 28, 1996
- - --------------------------
Lawrence P. Morris
Director

/s/ Homer McK. Rees                                 Dated:  March 28, 1996
- - --------------------------
Homer McK. Rees
Director

/s/ Micolyn Magee Yalonis                           Dated:  March 28, 1996
- - --------------------------
Micolyn Magee Yalonis
Director

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


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

San Francisco, California
February 9, 1996

                   MERIDIAN POINT REALTY TRUST VIII CO.
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994

                                                                                  1995                1994
- - -----------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                                                         $81,765,163         $83,465,937
Less: Accumulated Depreciation                                                 (12,987,770)        (11,129,031)
- - -----------------------------------------------------------------------------------------------------------------
                                                                                68,777,393          72,336,906
Rental Property Held for Sale, Net of Accumulated Depreciation
of $2,221,841 as of December 31, 1994                                                   --          11,133,035
- - -----------------------------------------------------------------------------------------------------------------
                                                                                68,777,393          83,469,941
Other Assets:
Cash and Cash Equivalents                                                        5,016,216           4,960,399
Receivables, Net of Reserves of $134,971 and $117,278
  as of December 31, 1995 and 1994, respectively                                   585,771             728,782
Notes Receivable From Affiliates                                                   228,000             228,000
Personal Property, Net of Accumulated Depreciation of $726,568 and
  $674,485 as of December 31, 1995 and 1994, respectively                           30,521              79,219
Capitalized Loan Costs, Net of Accumulated Amortization of $765,089 and
  $656,555 as of December 31, 1995 and 1994, respectively                          213,489             322,023
Capitalized Lease Commissions, Net of Accumulated Amortization of
  $308,514 and $465,770 as of December 31, 1995 and 1994, respectively             363,504             511,743
Other Assets, Net of Accumulated Amortization of $305,295 and
  $214,455 as of December 31, 1995 and 1994, respectively                        1,279,431           1,457,441
- - -----------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $76,494,325         $91,757,548
=================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Mortgage Note Payable                                                           $7,782,168          $7,976,495
Long-Term Debt Facilities                                                       24,259,396          36,754,964
Due To Affiliates                                                                  116,209             131,906
Accounts Payable                                                                 1,073,280           1,289,316
Prepaid Rent, Tenant Deposits and Other Liabilities                                221,982             361,749
- - -----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                               33,453,035          46,514,430
- - -----------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock with par value of $0.001, an aggregate of 50,000,000 Common and Preferred Shares
  authorized; 1,609,937 Common Shares and 5,273,927 Preferred Shares
  issued and outstanding as of December 31, 1995 and 1994, respectively              6,884               6,884
Paid-in Capital                                                                 65,389,820          65,389,820
Distributions in Excess of Income                                             (22,355,414)        (20,153,586)
- - -----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                      43,041,290          45,243,118
- - -----------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                     $76,494,325         $91,757,548
=================================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 1995, 1994 and 1993

                                                                        1995                1994                1993
- - ---------------------------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments                                 $10,868,405         $11,886,484            $11,353,018
Interest and Other                                                       326,170             194,915                110,954
- - ---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                        11,194,575          12,081,399             11,463,972
- - ---------------------------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Premium                              3,393,743           3,901,912              4,155,970
Property Taxes                                                         1,536,584           1,739,159              1,583,636
Property Operating Costs Including Amounts Paid to Related
  Parties of $373,444, $475,644 and $593,840, respectively             1,506,583           1,467,066              1,207,338
Legal Costs                                                               63,290             135,155                182,143
General and Administrative Including amounts paid to Related
  Parties of $418,776, $438,361 and $346,487, respectively               939,607             947,820                611,508
Provision for Decrease in Net Realizable Value                         1,182,015           2,392,000              1,381,000
Depreciation and Amortization                                          2,718,862           3,373,076              3,045,647
- - ---------------------------------------------------------------------------------------------------------------------------
Total Expenses                                                        11,340,684          13,956,188          12,167,242
- - ---------------------------------------------------------------------------------------------------------------------------
Loss Before Net Gain on Sale of Properties                              (146,109)         (1,874,789)             (703,270)
Net Gain on Sale of Properties                                             1,197                  --                     --
- - ---------------------------------------------------------------------------------------------------------------------------
Loss Before Extraordinary Item                                          (144,912)         (1,874,789)             (703,270)
Extraordinary Item - Prepayment Penalty on Paydown                      (129,433)                 --                  --
- - ---------------------------------------------------------------------------------------------------------------------------
Net Loss                                                               $(274,345)        $(1,874,789)            $(703,270)
===========================================================================================================================
Net Loss                                                               $(274,345)        $(1,874,789)          $(703,270)
Preferred Distributions Declared                                      (1,476,700)         (1,160,264)                 --
- - ---------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                            $(1,751,045)        $(3,035,053)            $(703,270)
===========================================================================================================================
Net Loss Per Common Share:
Loss Before Extraordinary Item                                            $(1.01)             $(1.89)               $(0.44)
Extraordinary Item - Prepayment Penalty on Paydown                         (0.08)                 --                  --
- - ---------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share                                                 $(1.09)             $(1.89)               $(0.44)
===========================================================================================================================
Preferred Distributions Paid Per Share                                     $0.28               $0.22                    $--
===========================================================================================================================
Common Distributions Paid Per Share                                        $0.28               $0.22                    $--
===========================================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Years Ended December 31, 1995, 1994 and 1993

                                   Common Stock          Preferred Stock                        Distributions
                                   ------------          ---------------          Paid-in         in Excess
                                Shares      Amount      Shares      Amount        Capital         Of Income
- - --------------------------------------------------------------------------------------------------------------
Balance-
 January 1, 1993               1,609,937     $ 1,610   5,273,927     $ 5,274      $65,389,820    $(16,061,077)
Net Loss                              --          --          --          --               --        (703,270)
- - --------------------------------------------------------------------------------------------------------------
Balance-
 December 31, 1993             1,609,937       1,610   5,273,927       5,274       65,389,820     (16,764,347)
Net Loss                              --          --          --          --               --      (1,874,789)
Distributions Declared:
  Common                              --          --          --          --               --        (354,186)
  Preferred                           --          --          --          --               --      (1,160,264)
- - --------------------------------------------------------------------------------------------------------------
Balance-
 December 31, 1994             1,609,937       1,610   5,273,927       5,274       65,389,820     (20,153,586)
Net Loss                              --          --          --          --               --        (274,345)
Distributions Declared:
  Common                              --          --          --          --               --        (450,783)
  Preferred                           --          --          --          --               --      (1,476,700)
- - --------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 1995             1,609,937     $ 1,610   5,273,927     $ 5,274      $65,389,820    $(22,355,414)
==============================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1995, 1994 and 1993

                                                                     1995           1994           1993
- - ------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                         $ (274,345)   $(1,874,789)    $ (703,270)
  Adjustments to Reconcile Net Loss to
  Net Cash Provided By Operating Activities:
    Depreciation                                                    2,519,491      3,096,100       2,846,563
    Amortization - Other                                              307,905         444,484       370,774
    Rent Adjustment                                                   (16,698)       (12,615)        25,597
    Provision for Decrease in Net Realizable Value                  1,182,015      2,392,000       1,381,000
    Net Gain on Sale of Properties                                     (1,197)            --             --
    Prepayment Penalty on Paydown                                     129,433             --              --
    Increase in Capitalized Lease Commissions                        (185,485)      (195,636)      (203,789)
    Decrease (Increase) in Accounts Receivable                        143,011        (49,647)        79,560
    Decrease (Increase) in Other Assets                                56,781       (136,518)        25,356
    (Decrease) Increase in Accounts Payable                          (242,078)       119,149       (293,765)
    (Decrease) Increase in Due to Affiliates                          (15,697)        76,361        (10,045)
    Incrrease (Decrease ) in Other Liabilities                         53,722        (94,079)      (200,828)
- - ------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                           3,656,858      3,764,810       3,317,153
- - ------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Improvements to Existing Real Estate                                 (519,937)      (560,876)      (541,791)
Net Cash Received on Sale of Properties                             1,730,124             --              --
Rental Guarantees Received                                                 --              --       108,000
Purchase of Personal Property                                          (3,385)       (15,537)       (20,292)
- - ------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                 1,206,802       (576,413)      (454,083)
- - ------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Principal Payments on Debt Facilities                              (2,686,033)      (913,508)      (907,320)
Cash Received (Disbursed) Due to Debt Refinancing                          --        141,672        (69,917)
Principal Payments on Mortgage Note                                  (194,327)      (87,201)        (21,915)
Capitalized Loan Fees                                                      --             --        (51,520)
Distributions Paid to Shareholders                                 (1,927,483)    (1,514,450)            --
- - ------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                              (4,807,843)    (2,373,487)    (1,050,672)
- - ------------------------------------------------------------------------------------------------------------
Net Increase  In Cash and Cash Equivalents                             55,817        814,910       1,812,398
Cash and Cash Equivalents, Beginning of Year                        4,960,399      4,145,489       2,333,091
- - ------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                             $5,016,216     $4,960,399      $4,145,489
============================================================================================================

Supplemental Schedule of Non-Cash Transactions:

Transactions Related to Sale of Properties:
  Net Book Value of Properties Disposed                           $11,563,062     $       --      $       --
  Other Assets Written-Off, Net of Other Liabilities                  104,833             --              --
  Paydown of Long-Term Debt Facility                                9,809,535             --              --
  Prepayment Penalties                                                129,433             --              --
  Interest Paid in Escrow                                              27,650             --             --
  Cash Held in Escrow                                                 175,000             --              --

Refinancing of Auburn Hills:
  Extinguishment of Bank Facility                                          --      5,928,958              --
  Elimination of Mortgage Debt                                             --             --       1,772,210
  Assumption of Mortgage Note Payable                                      --      6,220,000       1,850,000
  Liabilities Extinguished                                                 --             --         129,207
  Loan Costs Incurred                                                      --         62,200          18,500
  Closing Costs                                                            --         87,170              --

Property Basis Adjustment from Other Liabilities                           --             --         283,829



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

     Cost reimbursements made to MPP are presented in the table below:

          COSTS REIMBURSEMENTS TO MERIDIAN POINT PROPERTIES, INC.

                                                              1995           1994           1993
- - -----------------------------------------------------------------------------------------------------
Reimbursements
Reimbursements for property and asset management
  costs (included in Property Operating Costs)             $ 373,444      $ 475,644         $ 593,840
Leasing costs (included in Capitalized
  Lease Commissions, Net)                                         --                --      22,620
Reimbursement of costs incurred for conducting
  the Company's daily operations (included in General
  and Administrative expenses)                               250,571        298,057           185,392
- - -----------------------------------------------------------------------------------------------------
TOTAL                                                      $ 624,015      $ 773,701         $ 801,852
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


3.   Rental Properties, Net.

     Rental properties, net at December 31, 1995 and 1994 consist of the following:

                                        1995             1994
- - ------------------------------------------------------------------
Land                                 $14,833,973      $14,938,885
Buildings                             63,957,172       65,950,508
Capital Improvements                   2,850,979        2,470,847
Construction in Progress                 123,039          105,697
- - ------------------------------------------------------------------
Subtotal                              81,765,163       83,465,937
Rental Property Held for Sale                 --       13,354,876
- - ------------------------------------------------------------------
TOTAL                                $81,765,163      $96,820,813
==================================================================

     Current and Cumulative Provision for Decrease in Net Realizable Value and net book value for the year ended and as of December 31, 1995 are as follows:

                                                                                  Cumulative
                                                           Current Provision     Provision for
                                                          for Decrease in Net   Decrease in Net
Property                                                   Realizable Value    Realizable Value     Net Book Value
- - ---------------------------------------------------------------------------------------------------------------------
South Sayre                                                    $     --            $550,000          $4,571,358
Memphis #1                                                           --              31,000           1,688,624
Memphis #8                                                           --             233,000             339,915
Memphis #20                                                          --             781,000           2,346,563
3821 Getwell                                                         --              94,000             526,857
1033 East Maricopa                                                   --             420,000             747,757
616 South 55th Avenue                                                --             406,000           3,127,186
2455 South 7th Street                                                --             910,000           1,148,214
9219 Viscount                                                        --             203,000           2,050,444
9100 Carpenter                                                       --             322,000             716,762
7601 Ambassador                                                      --           1,137,000           2,392,217
7811/7901 Ambassador                                                 --              80,000           1,982,318
- - ---------------------------------------------------------------------------------------------------------------------
Subtotal                                                             --           5,167,000          21,638,215
Total for all properties with no Cumulative Provision
  for Decrease in Net Realizable Value                               --                  --          47,139,178
- - ---------------------------------------------------------------------------------------------------------------------
TOTAL                                                          $     --          $5,167,000         $68,777,393
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

5.   Mortgage Notes Payable.

     The following table presents information regarding the Company's Mortgage Note Payable at December 31, 1995 and 1994.

Name and Location               Interest        Annual        Maturity        Balance as of December 31,
of Property                       Rate         Payments         Dates           1995             1994
===========================================================================================================
Memphis #20, Memphis, TN         8.000%         $185,700      11/01/98       $1,761,132        $1,804,059
Auburn I, Auburn Hills, MI       8.875%          693,144      08/01/09        6,021,036         6,172,436
- - -----------------------------------------------------------------------------------------------------------
TOTAL                                                                        $7,782,168        $7,976,495
===========================================================================================================

     Principal payments are due as follows:

          ---------------------------------
          1996                   $  211,887
          1997                      259,846
          1998                    1,953,392
          1999                      315,824
          2000                      345,022
          Thereafter              4,696,197
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

                   MERIDIAN POINT REALTY TRUST VIII CO.
                                SCHEDULE II
                     Valuation And Qualifying Accounts

                               Balance at                                   Balance at
                              Beginning of    Charged to                      End of
Description                       Year          Expense      Deductions        Year
- - ----------------------------------------------------------------------------------------
1992
Reserve for Bad Debts            $800,576       $187,251     $(687,882)       $299,945

1993
Reserve for Bad Debts             299,945         18,591      (162,778)        155,758

1994
Reserve for Bad Debts             155,758       (38,480)             --        117,278

1995
Reserve for Bad Debts             117,278        201,281      (183,588)        134,971

                   MERIDIAN POINT REALTY TRUST VIII CO.
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1995
                                                                                  Cost Capitalized
                                           Initial Cost to Company           Subsequent to Acquisition
                                           -----------------------           -------------------------       Net Realizable
                                                                                                Rental           Value
Description            Encumbrances         Land            Building       Improvements       Guarantees     Writedowns (3)
- - ----------------------------------------------------------------------------------------------------------------------------
Office Building:
 Auburn Hills, MI       $6,021,036       $1,990,705       $11,665,913           $      --          $     --        $      --

Warehouse/
 Distribution
 Buildings:
 Lavergne, TN                   --        1,693,892           11,866,236           15,000                --            --
 Bedford Park, IL               --          851,483            5,157,273           95,670                --       (550,000)
 Memphis, TN             1,761,132        3,215,594           12,872,967        1,404,990                --     (1,139,000)

 Richland, MS                   --          203,949            2,345,404          151,177        (132,127)             --
 Chino, CA                      --        3,416,095            7,259,203            --                --
 Phoenix, AZ                    --        2,488,197            9,952,790          297,617        (227,129)       (1,736,000)
 Dallas, TX                     --        2,085,889            7,251,811          984,217                --      (1,742,000)

Other                           --               --                   --           25,347                --               --
- - ----------------------------------------------------------------------------------------------------------------------------
TOTAL                   $7,782,168      $15,945,804          $68,371,597       $2,974,018       $(359,256)     $(5,167,000)
============================================================================================================================

                   MERIDIAN POINT REALTY TRUST VIII CO.
                            SCHEDULE III cont.
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             DECEMBER 31, 1995
                                    Gross Amount
                              Carried at end of Period
                              ------------------------
                                     Building &                    Accumulated     Date of       Date of     Depreciable
Description              Land       Improvements     Total (2)    Depreciation   Construction  Acquisition       Life
- - -------------------------------------------------------------------------------------------------------------------------
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
- - -------------------------------------------------------------------------------------------------------------------------
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