Form 10-Q
period 1996-03-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1996-05-15
CIK 828957

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________


                                 FORM 10-Q


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                        Commission File No. 0-10547

                   MERIDIAN POINT REALTY TRUST VIII CO.
 -------------------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

                  Missouri                             94-3058019
      -------------------------------              ------------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification No.)

    655 Montgomery Street, Suite 800, San Francisco, California  94111
    -------------------------------------------------------------------
           (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (415) 393-8000

        50 California Street, Suite 1600, San Francisco, CA  94111
- - --------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

        Indicate the number of shares outstanding of the common and preferred stock, as of the latest practicable date:

   Shares of Common Stock outstanding as of April 30, 1996: 1,609,937. Shares of Preferred Stock outstanding as of April 30, 1996: 5,273,927.

__________________________________________________________________________

                      PART I:  FINANCIAL INFORMATION
__________________________________________________________________________


     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                        CONSOLIDATED BALANCE SHEETS
             March 31, 1996 (Unaudited) and December 31, 1995


                                                                                       1996                1995
- - ----------------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                                                                 $81,785,403         $81,765,163
Less:  Accumulated Deprecation                                                         (13,556,196)        (12,987,770)
- - ----------------------------------------------------------------------------------------------------------------------
                                                                                        68,229,207          68,777,393
Other Assets:
Cash and Cash Equivalents                                                                4,882,619           5,016,216
Receivables, Net of Reserves of $134,971
  as of March 31, 1996 and December 31, 1995                                               451,287             585,771
Notes Receivable From Affiliates                                                           228,000             228,000
Personal Property, Net of Accumulated Depreciation of $726,568
  December 31, 1995                                                                              0              30,521
Capitalized Loan Costs, Net of Accumulated Amortization of $791,231
  and $765,089 as of March 31, 1996 and December 31, 1995, respectively                    187,347             213,489
Capitalized Lease Commissions, Net of Accumulated Amortization of $259,776
  and $308,514 as of March 31, 1996 and December 31, 1995, respectively                    357,459             363,504
Other Assets, Net of Accumulated Amortization of $324,698 and
  $305,295 as of March 31, 1996 and December 31, 1995, respectively                      1,289,937           1,279,431
- - ----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $75,625,856         $76,494,325
======================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                                                  $7,730,902          $7,782,168
Long-Term Debt Facilities                                                               24,033,730          24,259,396
Due To Affiliates                                                                          172,700             116,209
Accounts Payable                                                                           983,686           1,073,280
Prepaid Rent, Tenant Deposits and Other Liabilities                                        116,705             221,982
- - ----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       33,037,723          33,453,035
- - ----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock with par value of $0.001;
  an aggregate of 50,000,000 Common and Preferred Shares authorized;
  1,609,937 Common Shares and 5,273,927 Preferred Shares issued and
  outstanding as of March 31, 1996 and December 31, 1995, respectively                       6,884               6,884
Paid-in Capital                                                                         65,389,820          65,389,820
Distributions in Excess of Income                                                      (22,808,571)        (22,355,414)
- - ----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              42,588,133          43,041,290
- - ----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $75,625,856         $76,494,325
======================================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)


                                                                 1996            1995
- - ------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments                            $2,304,672      $2,973,188
Interest and Other                                                  41,967          71,104
- - ------------------------------------------------------------------------------------------
Total Revenues                                                   2,346,639       3,044,292
- - ------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Premium                          690,690         938,214
Property Taxes                                                     468,704         427,553
Property Operating Costs                                           333,395         357,231
General and Administrative                                         229,770         249,037
Provision for Decrease in Net Realizable Value                           0       1,182,015
Depreciation and Amortization                                      642,818         768,332
- - ------------------------------------------------------------------------------------------
Total Expenses                                                   2,365,377       3,922,382
- - ------------------------------------------------------------------------------------------
Net Income (Loss) before Gain on Disposition of Assets             (18,738)       (878,090)
Gain on Disposition of Assets                                       47,452               0
- - ------------------------------------------------------------------------------------------
Net Income (Loss)                                                  $28,714       $(878,090)
==========================================================================================
Net Income (Loss) per Common Share                                   $0.02          $(0.55)
==========================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)


                                                                 1996            1995
- - ------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net Income (Loss)                                                $28,714      $ (878,090)
  Adjustments to Reconcile Net Income (Loss) to Net
    Cash Provided By Operating Activities:
      Depreciation                                                 571,887         680,384
      Amortization - Other                                          70,930          87,948
      Gain on Disposition of Assets                                (47,452)              0
      Rent Adjustment                                                    0           2,150
      Provision for Decrease in Net Realizable Value                     0       1,182,015
      (Increase) Decrease in Accounts Receivable                   134,484          53,300
      Decrease in Accounts Payable                                 (89,594)       (343,501)
      Net Change in Other Assets and Other Liabilities             (73,508)        153,002
- - ------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                          595,461         937,208
- - ------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Improvements to Existing Real Estate                               (20,240)        (64,039)
Leasing Commissions                                                (23,618)              0
- - ------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                              (43,858)        (64,039)
- - ------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Principal Payments on Long Term Debt Facilities                   (225,666)       (167,907)
Principal Payments on Mortgage Notes                               (51,266)        (47,018)
Dividends Paid                                                    (481,871)              0
Proceeds from Sales of Assets                                       73,603               0
- - ------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                             (685,200)       (214,925)
- - ------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents              (133,597)        658,244
Cash and Cash Equivalents, Beginning of Period                   5,016,216       4,960,399
- - ------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                        $4,882,619      $5,618,643
==========================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)

1.   General.

     Meridian Point Realty Trust VIII Co. (the "Company") is a corporation organized for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. Generally, it is the Company's intention not to invest net proceeds from sales in additional properties, and, accordingly, the Company is a self-liquidating/finite life trust. However, at its annual meeting of shareholders to be held June 14, 1996, the Company will be considering a proposal to amend its by-laws to allow it to purchase new properties. The Company commenced operations on October 17, 1988.


2.   Consolidation.

     The consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.


3.   Statements of Cash Flows.

     For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

     Cash paid for interest was $690,690 and $939,377 for the three months ended March 31, 1996 and 1995, respectively.


4.   Rentals From Real Estate Investments.

     Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $192,825 and $416,637 were included in Rentals from Real Estate Investments for the three months ended March 31, 1996 and 1995, respectively.


5.   Investments in Real Estate and Depreciation Methods.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value of the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of March 31, 1996 and December 31, 1995, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000.

     Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related lease.
6.   Long-Term Debt Facilities.

Facilities

     As of March 31, 1996 and December 31, 1995, there was outstanding under a facility with an insurance company $24,033,730 and $24,259,396, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs.

Interest and Principal Maturities

     Under the insurance company facility, there are outstanding five advances totaling $24,033,730 at March 31, 1996. These advances bear fixed interest rates for periods ranging from six months to three years. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                                            Advance and
                    Notional Amount                      Interest Maturity
                    as of 03/31/96           Rate               Date
                    ---------------         ------       -----------------
                       $  3,686,593         7.81%          December 1996
                          6,030,112         8.87%            June 1997
                         11,476,977         8.87%            June 1997
                          2,840,048         8.80%             May 1998
                       ------------
                       $ 24,033,730
                       ============

7.   Net Income (Loss) Per Common Share.

     Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the three months ended March 31, 1996 and 1995 was 1,609,937.


8.   Income Taxes.

     The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. (See Note 9.) Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995.


9.   Declaration of Dividends.

     Under the Company's articles of incorporation, the Board cannot declare any dividends on common shares until it had first declared dividends on the preferred shares' annual preference amount as computed under those articles.

     The preferred shares generally have a non-cumulative preferential right to such current dividends as are declared each year by the Board up to an amount equal to the lesser of (a) 6% of the aggregate adjusted stated value of preferred shares, (b) earnings and profits for the prior year, or
(c) the amount legally available for distribution by the Company.

     On March 12, 1996, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 29, 1996 to shareholders of record on March 19, 1996.

10.  Management Agreement

     Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The initial term of the management agreement is for six months after which the agreement will be on a month to month basis. The Company pays TIS for services rendered under the agreement a base management fee calculated on an annual basis to be an mount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. This agreement requires that TIS pay the employment expenses of its personnel.

     Under the new management agreement with TIS, the Company accrued $150,000 as the estimated management fee for the three months ended March 31, 1996. All of this amount is included in Property Operating Costs. During the three months ended March 31, 1995, the Company accrued $166,486 payable to MPP as its share of allocated overhead costs. Of this amount, $106,103 is included in Property Operating Costs and $60,383 in General and Administrative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company owns a diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The Company is a self-liquidating, finite-life real estate
investment trust ("REIT").   The following discussion should be read in
conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows and the notes thereto included on pages 2 through 7 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.


Liquidity and Capital Resources.

     The Company's main sources of liquidity are Funds From Operations, cash reserves, and net proceeds from the sale of the Company's real properties. Funds From Operations is defined as net income (loss) before extraordinary items, adjusted for certain non-cash items such as depreciation and amortization, decreases in net realizable value, and gains from the sale of property. Industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity real estate organization. However, it does not measure whether cash flow is sufficient to fund all the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. It also does not represent cash generated from operating activities or determined in accordance with generally accepted accounting principles.

     The Company generated Funds From Operations (income before depreciation and amortization and provision for decrease in net realizable value) of $624,079 and $1,072,257 for the three months ended March 31, 1996 and 1995, respectively. The decrease of $448,178 for the first three months of 1996, as compared with the same period in 1995, was primarily due to a decrease in Rentals from Real Estate Investments offset in part by a decrease in operating costs and interest expense. These changes result primarily from the sales in May and July 1995 of the Kroger property, located in Jackson, Mississippi, and the Tropicana Marketplace, located in Las Vegas, Nevada. (See "Material Changes in Results of Operations".)

     The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, and (iii) principal payments under its long-term debt facilities and mortgage notes payable. During the first three months of 1996, Funds From Operations were sufficient to fully fund the Company's cash needs. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, (i) unanticipated decreases in revenues and/or unanticipated increases in expenses, (ii) an unanticipated decrease in property values resulting in additional required principal payments, or (iii) renegotiation of the Company's debt facility on terms unfavorable to the Company (see
Note 6 to the Company's financial statements) could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

     Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of March 31, 1996, the Company's properties were 98% occupied. During 1996, leases covering approximately 13% of the Company's leased space are scheduled to expire.

     As of March 31, 1996, the Company had cash and cash equivalents of approximately $4.9 million.

     Based on management's estimates of the values as of December 31, 1995, the Company is in compliance with all covenants contained in the loan agreement for its facility. The lender, however, has complete discretion regarding valuations and is currently reviewing management's estimates of value. If the lender were to calculate a loan-to-value ratio greater than 55%, the Company would have to make an Excess Cash payment, and the Company's dividends could be restricted. (See Note 6 to the Company's financial statements.)

     During the three months ended March 31, 1995, the Company determined that a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona was far more serious than previously expected. Outside consultants have indicated that if the soil under the building continues to settle at its current rate, a portion of the building will likely be uninhabitable within a year. As a result, the Company is actively trying to relocate the building's tenant. The Company is also investigating its options with respect to rehabilitating some portion of the building. In addition, the Company has filed a lawsuit against the entity from which it purchased the property as well as various third party consultants. The Company has not provided for any valuation reserves or any accruals to rectify the settlement problem as such amounts are not currently determinable.

     Capital expenditures for the three months ended March 31, 1996 and 1995 totaled $43,858 and $64,039, respectively.

     During the three months ended March 31, 1996, distributions totaling $481,871 were made to shareholders. No distributions to shareholders were made during the three month period ended March 31, 1995.

     On March 12, 1996, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 29, 1996 to shareholders of record on March 19, 1996. In addition to the dividends described above, the Board also declared quarterly preference dividends on the Company's preferred stock each equal to $0.06018 per preferred share, payable on June 30, September 29 and December 29, 1995. (See Note 9 to the Company's consolidated financial statements.)


Material Changes in Results of Operations.

     Rentals from Real Estate Investments totaled $2,304,672 and $2,973,188 for the three months ended March 31, 1996 and 1995, respectively. The decrease of $668,516 in 1996 is primarily due to the sales in 1995 of two of the Company's rental properties.

     Compared to the same period in 1995, Interest and Other revenue decreased by $29,137 to $41,967 for the three month period ended March 31, 1996. The decrease is primarily due to decreases in the Company's average cash balances available for investment. Prior year funds available for investment increased as a result of the suspension of dividend payments during the first nine months of 1994 and the two preceding years. (See
Note 9 to the Company's financial statements.)

     Compared to the same period in 1995, General and Administrative costs decreased by $19,267 to $229,770 for the three month period ended March 31, 1996. This decrease is primarily due to the exclusion of any portion of management fees paid to TIS Financial Services, Inc. from general and administrative costs (see Note 10 to the Company's consolidated financial statements) as compared to the amounts paid in 1995 to Meridian Point Properties ("MPP") for costs incurred by MPP in conducting the Company's daily operations, offset by increases in professional fees incurred in connection with the Company's termination of the employee leasing agreement with MPP and the review and evaluation of strategic business plans for the Company.

     During the three months ended March 31, 1995, the Company recognized a Provision for Decrease in Net Realizable Value totaling $1,182,015 in connection with the pending sale of the Tropicana property.

     Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the three months ended March 31, 1996 and 1995, these expenses totaled $642,818 and $768,332, respectively. The decrease of $125,514 during 1996, compared to 1995, is primarily due to the sale of two of the Company's rental properties in 1995.

__________________________________________________________________________

                        PART II:  OTHER INFORMATION
__________________________________________________________________________


     ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party, or to which any of the assets of the Company or any such partnership is subject.


     ITEM 2.   CHANGES IN SECURITIES.

     None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


     ITEM 5.   OTHER INFORMATION.

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a)       Exhibits:  None

             (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996:

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REGISTRANT

                                   MERIDIAN POINT REALTY TRUST VIII CO.



Date: May 13, 1996                      By:  /s/ Lorraine O. Legg
                                           ----------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 13, 1996                      By:  /s/ John E. Castello
                                           ----------------------
                                           John E. Castello,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)