Form 10-Q
period 1996-06-30
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1996-08-14
CIK 828957

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________


                                 FORM 10-Q


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended:  June 30, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 1-10547

                   MERIDIAN POINT REALTY TRUST VIII CO.
 -------------------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

                  Missouri                             94-3058019
      -------------------------------              ------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)

    655 Montgomery Street, Suite 800, San Francisco, California  94111
    -------------------------------------------------------------------
           (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (415) 274-1808

                                   NONE
- - --------------------------------------------------------------------------
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

        Indicate the number of shares outstanding of the common and preferred stock as of the latest practicable date:

    Shares of Common Stock outstanding as of August 1, 1996: 1,609,937 Shares of Preferred Stock outstanding as of August 1, 1996: 5,273,927

__________________________________________________________________________

                      PART I:  FINANCIAL INFORMATION
__________________________________________________________________________


ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

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

     In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1996 and December 31, 1995
                                (Unaudited)


- - ------------------------------------------------------------------------------------------------
                                                                        1996           1995
- - ------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                                                $81,810,508    $81,765,163
Less:   Accumulated Depreciation                                      (14,110,918)   (12,987,770)
- - ------------------------------------------------------------------------------------------------
                                                                       67,699,590     68,777,393
Other Assets:
Cash and Cash Equivalents                                               5,586,574      5,016,216
Receivables, Net of Reserves of $134,971 and $126,082 as of
  June 30, 1996 and December 31, 1995, respectively                       196,997        585,771
Notes Receivable From Affiliates                                          228,000        228,000
Capitalized Loan Costs, Net of Accumulated Amortization of
  $817,374 and $765,089 as of June 30, 1996 and
  December 31, 1995, respectively                                         161,204        213,489
Capitalized Lease Commissions, Net of Accumulated
  Amortization of $286,947 and $308,514 as of June 30, 1996
  and December 31, 1995, respectively                                     341,090        363,504
Other Assets, Net of Accumulated Amortization of $344,736 and
  $1,031,863 as of June 30, 1996 and December 31, 1995,
  respectively                                                          1,188,861      1,309,952
- - ------------------------------------------------------------------------------------------------
Total Assets                                                          $75,402,316    $76,494,325
================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                                $ 7,678,518    $ 7,782,168
Long-term Debt                                                         23,803,439     24,259,396
Due to Affiliates                                                         187,709        116,209
Accounts Payable                                                          958,387      1,073,280
Prepaid Rent, Tenant Deposits and Other Liabilities                       373,407        221,982
- - ------------------------------------------------------------------------------------------------
Total Liabilities                                                      33,001,460     33,453,035
- - ------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock, par value $0.001; an
  aggregate of 50,000,000 Common and Preferred Shares
  authorized; 1,609,937 Common Shares and 5,273,927 Preferred
  Share issued and outstanding as of June 30, 1996 and
  December 31, 1995, respectively                                           6,884          6,884
Paid-in Capital                                                        65,389,820     65,389,820
Distributions in Excess of Income                                     (22,995,848)   (22,355,414)
- - ------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                             42,400,856     43,041,290
- - ------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                            $75,402,316    $76,494,325
================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                                 1996           1995           1996           1995
- - -------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments            $2,238,121     $2,852,602     $4,542,793     $5,825,790
Interest and Other                                  62,308         90,830        104,275        161,934
- - -------------------------------------------------------------------------------------------------------
Total Revenues                                   2,300,429      2,943,432      4,647,068      5,987,724
- - -------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Premium          684,916        933,646      1,375,606      1,871,860
Property Taxes                                     110,899        332,797        579,603        760,350
Property Operating Costs                           369,175        425,688        702,570        782,919
General and Administrative                         218,595        307,926        448,365        556,963
Provision for Decrease in Net
  Realizable Value                                      --             --             --      1,182,015
Depreciation and Amortization                      622,251        738,996      1,265,069      1,507,328
- - -------------------------------------------------------------------------------------------------------
Total Expenses                                   2,005,836      2,739,053      4,371,213      6,661,435
- - -------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Gain on
  Sale of Property                                 294,593        204,379        275,855       (673,711)
Gain on Sale of Property                                --        157,257         47,452        157,257
- - -------------------------------------------------------------------------------------------------------
Net Income (Loss)                               $  294,593     $  361,636     $  323,307    ($  516,454)
=======================================================================================================


Net Income (Loss)                               $  294,593     $  361,636     $  323,307    ($  516,454)
Less Preferred Distributions Declared             (369,175)      (738,349)      (738,349)      (738,349)
- - -------------------------------------------------------------------------------------------------------
Net Loss Available to
  Common Shareholders                          ($   74,582)   ($  376,713)   ($  415,042)   ($1,254,803)
=======================================================================================================

Net Loss Per Common Share                          ($0.046)       ($0.234)       ($0.258)       ($0.779)
=======================================================================================================

Preferred Distributions Paid Per Share              $0.070         $0.140         $0.140         $0.140
=======================================================================================================
Common Distributions Paid Per Share                 $0.070         $0.140         $0.140         $0.140
=======================================================================================================

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
                                (Unaudited)


                                                                1996           1995
- - ----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                             $   323,307      ($516,454)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
   Depreciation                                                 1,127,518      1,338,608
   Amortization - Other                                           137,551        168,720
   Rent Adjustment                                                     --          4,721
   Provision for Decrease in Net Realizable Value                      --      1,182,015
   Gain on Sale of Property                                       (47,452)      (157,257)
   Decrease in Accounts Receivable                                388,774        167,433
   Decrease in Accounts Payable                                  (114,893)      (231,665)
   Net Change in Other Assets and Liabilities                     285,063         12,284
- - ----------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                       2,099,868      1,968,405
- - ----------------------------------------------------------------------------------------

Cash Flows From Investing Activities
Improvements to Existing Real Estate                              (45,345)      (140,171)
Cash Received on Sale of Property                                  73,603      1,927,677
Leasing Commissions                                               (34,420)            --
- - ----------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Investing Activities                (6,162)     1,787,506
- - ----------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Principal Payments on Long-term Debt Facilities                  (455,957)    (2,267,029)
Principal Payments on Mortgage Notes                             (103,650)       (95,063)
Dividends Paid                                                   (963,741)      (963,740)
- - ----------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                          (1,523,348)    (3,325,832)
- - ----------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                         570,358        430,079
Cash and Cash Equivalents, Beginning of Period                  5,016,216      4,960,399
- - ----------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                       $5,586,574     $5,390,478
========================================================================================


Supplemental Schedule of Non-Cash Transactions

Transactions Related to Sale of Property:
 Disposition of Property, Net                                     $26,151     $1,774,563
 Other Liabilities Written-off, net of Other Assets                    --          4,143

     The accompanying notes are an integral part of these statements.

                   MERIDIAN POINT REALTY TRUST VIII CO.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)

1.   General.

     Meridian Point Realty Trust VIII Co. (the "Company") is a corporation organized for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The general purpose of the Company is to seek income that qualifies under the REIT Provisions of the Internal Revenue Code. At such time as it is in the best interest of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Company's investments and the derivation of its income. The Company commenced operations on October 17, 1988.

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

     Cash paid for interest was $686,478 and $939,377 for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, cash paid for interest was $1,378,700 and $1,874,211.

4.   Rentals From Real Estate Investments.

     Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures for the prior year which are overbilled are refunded to the lessees. Expense Recaptures of ($24,667) and $343,490 were included in (or reduced from) Rentals from Real Estate Investments for the three months ended June 30, 1996 and 1995, respectively. Expense Recaptures for the six months ended June 30, 1996 and 1995 totaled $168,158 and $760,127, respectively.

5.   Investments in Real Estate and Depreciation Methods.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value of the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of June 30, 1996 and December 31, 1995, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000.

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

6.   Long-Term Debt Facility.

     As of June 30, 1996 and December 31, 1995, there was outstanding under a facility with an insurance company $23,803,439 and $24,259,396, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs.

Interest and Principal Maturities

     Under the insurance company facility, there are outstanding five advances totaling $23,803,439 at June 30, 1996. These advances bear fixed interest rates for periods ranging from six months to three years. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                            Advance and
            Notional Amount              Interest Maturity
             as of 6/30/96      Rate            Date
            -----------------------------------------------
               $ 3,555,640     7.81%       December 1996
                 6,000,318     8.87%         June 1997
                11,420,266     8.87%         June 1997
                 2,827,215     8.80%          May 1988
               -----------
               $23,803,439
               ===========

7.   Disposition of Property.

     On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi. The selling price of $2,000,000 was paid entirely in cash. The Company received net proceeds of $1,927,677, after deductions for closing costs and prorated items totaling $72,323. In connection with the sale, the Company recognized a gain on sale of property of $157,257 in the three months ended June 30, 1995. The property had been previously written down to its net realizable value.

     In 1996 the Company sold all of its personal property for $73,603 resulting in a gain on sale of $47,452.

8.   Net Income (Loss) Per Common Share.

     Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the three months ended June 30, 1996 and 1995 was 1,609,937.

9.   Income Taxes.

     The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995.


10.  Declaration of Dividends.

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

     On June 14, 1996, the Board declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on June 28, 1996 to shareholders of record on June 21, 1996.

11.  Management Agreement.

     Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The agreement expires on November 30, 1996 and is on a month-to-month basis thereafter. The Company pays a base management fee to TIS for services rendered under the agreement a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement.
This agreement requires that TIS pay the employment expenses of its personnel.

     Under the new management agreement with TIS, the Company accrued $333,441 as the estimated management fee for the six months ended June 30, 1996. For the three months ended June 30, 1996, the accrual of estimated TIS management fee was $188,432. All of these amounts are included in Property Operating Costs. During the three months ended June 30, 1995, the Company accrued $153,765 payable to MPP as its share of allocated overhead costs. Of this amount, $96,215 is included in Property Operating Costs and $57,550 in General and Administrative. During the six months ended June 30, 1995, the Company accrued $320,251 payable to MPP as its share of allocated overhead costs. Of this amount, $202,318 is included in Property Operating Costs and $117,933 in General and Administrative.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


     The Company owns a diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows and the notes thereto included on pages 2 through 8 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.


Liquidity and Capital Resources.

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                       For the Six Months Ended June 30,
                                       ---------------------------------
                                             1996              1995
                                             ----              ----
    Cash flows provided by (used in):
     Operating activities                    $2,099,868        $1,968,405
     Investing activities                        (6,162)        1,787,506
     Financing activities                    (1,523,348)       (3,325,832)

     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income (loss) adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains from the sale of property and net realizable value (NRV) provisions. A reconciliation of the Company's net income (loss) to Funds From Operations is as follows:

                                                       For the Six Months Ended June 30,
                                                       ---------------------------------
                                                           1996                1995
                                                           ----                ----
  Net income (loss)                                          $  323,307           ($516,454)
  Reconciling items:
   Depreciation and amortization                              1,265,069           1,507,328
   Gain on sales of property                                    (47,452)           (157,257)
                                                             ----------          ----------
  Funds from operations, including NRV provision              1,540,924             833,617
  NRV provision                                                      --           1,182,015
                                                             ----------          ----------
  Funds from operations, excluding NRV provision             $1,540,924          $2,015,632
                                                             ==========          ==========

     The decrease in Funds From Operations, excluding NRV provision, of $474,708 for the six months ended June 30, 1996 as compared with the same period in 1995 is primarily due to the sales in May and July 1995 of the Kroger property, located in Jackson, Mississippi, and the Tropicana Marketplace, located in Las Vegas, Nevada. (See "Material Changes in Results of Operations".)

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

     Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of June 30, 1996, the Company's properties were 93% occupied. During 1996, leases covering approximately 13% of the Company's leased space are scheduled to expire.

     As of June 30, 1996, the Company had cash and cash equivalents of approximately $5.6 million.

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

     During the six months ended June 30, 1995, the Company determined that a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona was more serious than previously expected. Outside consultants have indicated that if the soil under the building continues to settle, a portion of the building may become uninhabitable within a year. As a result, the Company is investigating its options with respect to rehabilitating some portion of the building. In addition, the Company has filed a lawsuit against the entity from which it purchased the property as well as various third party consultants. The Company has not provided for any valuation reserves or any accruals to rectify the settlement problem as such amounts are not currently determinable.

     Capital expenditures for the six months ended June 30, 1996 and 1995 totaled $45,345 and $140,171, respectively.

     During the six months ended June 30, 1996 and the six months ended June 30, 1995, distributions totaling $963,741 were made to shareholders.

     On June 14, 1996, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on June 28, 1996 to shareholders of record on June 21, 1996. On March 12, 1996, the Board declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 29, 1996 to shareholders of record on March 19, 1996.

     On April 28, 1995, the Board declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on May 15, 1995 to shareholders of record on May 4, 1995. On June 7, 1995, the Board declared dividends for the second quarter in the same amounts payable June 30, 1995 to shareholders of record on June 20, 1995.

Material Changes in Results of Operations.

     Rentals from Real Estate Investments totaled $4,542,793 and $5,825,790 for the six months ended June 30, 1996 and 1995, respectively. The decrease of $1,282,997 in 1996 is primarily due to the sale in 1995 of two of the Company's rental properties and a decrease of $591,969 in Expense Recaptures in 1996 as compared to 1995.

     Compared to the same period in 1995, Interest and Other revenue decreased by $57,659 to $104,275 for the six month period ended June 30, 1996. The decrease is primarily due to decreases in the Company's average cash balances available for investment. Prior year funds available for investment increased as a result of the suspension of dividend payments during the first nine months of 1994 and the two preceding years. (See
Note 10 to the Company's financial statements.)

     Interest and Amortization of Debt Premium for the six months ended June 30, 1996 decreased by $496,254 as compared to the comparable prior year period because of principal paydowns on the mortgage notes payable and long-term debt facility. The average debt outstanding during the six months ended June 30, 1996 was $31,761,761 as compared to $43,550,413 during the comparable prior year period.

     Property Operating Costs for the six months ended June 30, 1996 were $80,349 less than in the comparable period of the prior year. The decrease is primarily the result of the 1995 property sales. However, the 1996 amount includes the entire management fee paid to TIS Financial Services, Inc. whereas, in 1995, only a portion of the fee paid to MPP was included in this category.

     Property Taxes totaled $579,603 and $760,350 for the six months ended June 30, 1996 and 1995, respectively. The decrease of $180,747 is primarily due to a decrease in the assessed values of the Company's properties with a consequent reduction in property taxes and the sale in 1995 of two of the Company's rental properties.

     Compared to the same period in 1995, General and Administrative costs decreased by $108,598 to $448,365 for the six month period ended June 30, 1996. This decrease is primarily due to the exclusion of any portion of management fees paid to TIS Financial Services, Inc. from general and administrative costs (see Note 11 to the Company's consolidated financial statements) as compared to the amounts paid in 1995 to Meridian Point Properties ("MPP") for costs incurred by MPP in conducting the Company's daily operations, offset by increases in professional fees incurred in connection with the Company's termination of the employee leasing agreement with MPP and the review and evaluation of strategic business plans for the Company.

     During the six months ended June 30, 1995, the Company recognized a Provision for Decrease in Net Realizable Value totaling $1,182,015 in connection with the pending sale of the Tropicana property.

     Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the six months ended June 30, 1996 and 1995, these expenses totaled $1,265,069 and $1,507,328, respectively. The decrease of $242,259 during 1996, compared to 1995, is primarily due to the sale of two of the Company's rental properties in 1995.

     On May 25, 1995, the Company sold the Kroger property. In connection with this sale, the Company recognized a Gain on Sale of Property totaling $157,257. The property had previously been written down to its net realizable value.

     During the six months ended June 30, 1996, the Company sold all of its personal property at a gain of $47,452.

___________________________________________________________________________

                        PART II:  OTHER INFORMATION
___________________________________________________________________________


     ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party, or to which any of the assets of the Company or any such partnership is subject.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant's Annual Meeting of Shareholders was held on June 14, 1996.

     With respect to the election of seven directors to serve under the next annual meeting of shareholders, the results were as follows:

     Director                           For         Withheld
     ----------------------------------------------------------
     Christopher J. Doherty          5,122,197       108,694
     Peter O. Hanson                 5,123,474       163,828
     Lorraine O. Legg                5,121,863       167,050
     S. Michael Lucash               5,123,074       164,628
     Lawrence P. Morris              5,123,074       164,628
     Homer McK. Rees                 5,123,074       164,628
     Micolyn M. Yalonis              5,123,574       163,628

     With respect to a proposal to amend the Company's By-Laws related to investment policy which will allow the Company to reinvest proceeds from the sale of property into the purchase of new property, the results were 3,015,800 shares in favor, 1,775,924 shares against and 104,934 shares abstaining.

     With respect to a proposal to ratify and approve the selection of Arthur Andersen LLP as the Trust's independent accounts to examine the financial statements of the Trust for the year ending December 31, 1996, the results were 5,118,874 shares in favor, 33,371 shares against and 85,805 shares abstaining.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:  None

               (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REGISTRANT

                                   MERIDIAN POINT REALTY TRUST VIII CO.



August 10, 1996                         By:  /s/ Lorraine O. Legg
                                           ----------------------
                                           Lorraine O. Legg,
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



August 10, 1996                         By:  /s/ John E. Castello
                                           ----------------------
                                           John E. Castello,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)