Form 10-Q
period 1996-09-30
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1996-11-14
CIK 828957

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                           ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarter period ended:  SEPTEMBER 30, 1996

                                      OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  1-10547

                     MERIDIAN POINT REALTY TRUST VIII CO.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MISSOURI                                    94-3058019
           --------                                    ----------
        (State or other jurisdiction of  (I.R.S. Employer I.D. Number)
                        incorporation or organization)

      655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
-------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 274-1808


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

                           Yes    X             No
                                ------             -----

  Indicate the number of shares outstanding of the common and preferred stock as of the latest practicable date:

     SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 1, 1996: 1,609,937 SHARES OF PREFERRED STOCK OUTSTANDING AS OF NOVEMBER 1, 1996: 5,273,927

                         PART 1:  FINANCIAL INFORMATION


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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                                       1996           1995
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                             $ 82,062,032    $ 81,765,163
Less:   Accumulated Depreciation                                                    (14,678,974)    (12,987,770)
                                                                                   ------------    ------------
                                                                                     67,383,058      68,777,393
OTHER ASSETS:
Cash and Cash Equivalents                                                             5,723,849       5,016,216
Receivables, Net of Reserves of $25,961 and $134,971 as of
  September 30, 1996 and December 31, 1995, respectively                                 15,069         585,771
Notes Receivable From Affiliates
Capitalized Loan Costs, Net of  Accumulated Amortization of                                  --         228,000
  $843,517 and $765,089 as of  September 30, 1996 and
  December 31, 1995, respectively                                                       135,060         213,489
Capitalized Lease Commissions, Net of Accumulated
  Amortization of $319,880 and $308,514 as of
  September 30, 1996 and December 31, 1995, respectively                                338,127         363,504
Other Assets, Net of Accumulated Amortization of $364,101 and
  $1,031,863 as of September 30, 1996 and December 31, 1995,
  respectively                                                                        1,102,769       1,309,952
                                                                                   ------------    ------------
TOTAL ASSETS                                                                       $ 74,697,932    $ 76,494,325
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                                                7,624,983    $  7,782,168
Long-term Debt                                                                       23,568,426      24,259,396
Due to Affiliates                                                                       163,000         116,209
Accounts Payable                                                                        954,143       1,073,280
Prepaid Rent, Tenant Deposits and Other                                                 142,672         221,982
 Liabilities                                                                       ------------    ------------
TOTAL LIABILITIES                                                                    32,453,224      33,453,035
                                                                                   ============    ============
SHAREHOLDERS' EQUITY:
Shares of Common and Preferred Stock, par value $0.001; an
  aggregate of 50,000,000 Common and Preferred Shares
  authorized; 1,609,937 Common Shares and 5,273,927 Preferred
  Share issued and outstanding as of September 30, 1996 and
  December 31, 1995, respectively                                                         6,884           6,884
Paid-in Capital                                                                      65,389,820      65,389,820
Distributions in Excess of Income                                                   (23,151,996)    (22,355,414)
                                                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                           42,244,708      43,041,290
                                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 74,697,932    $ 76,494,325
                                                                                   ============    ============

       The accompanying notes are an integral part of these statements.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                       Three Months Ended            Nine Months Ended
                                                                           September 30                 September 30
                                                                       1996         1995             1996         1995
                                                                      -------------------           -------------------
REVENUES:
Rentals from Real Estate Investments                               $2,275,596    $ 2,522,137    $ 6,818,389    $  8,347,927
Interest and Other                                                     69,163         88,776        173,438         250,710
                                                                   ----------    -----------    -----------    ------------
TOTAL REVENUES                                                      2,344,759      2,610,913      6,991,827       8,598,637
                                                                   ----------    -----------    -----------    ------------
EXPENSES:
Interest                                                              683,700        716,999      2,059,306       2,588,859
Property Taxes                                                        287,080        375,952        866,683       1,136,302
Property Operating Costs                                              242,690        453,435        945,260       1,236,354
General and Administrative                                            164,228        184,715        612,593         741,678
Provision for Decrease in Net
   Realizable Value                                                        --             --             --       1,182,015
Depreciation and Amortization                                         641,349        670,175      1,906,418       2,177,503
                                                                   ----------    -----------    -----------    ------------
TOTAL EXPENSES                                                      2,019,047      2,401,276      6,390,260       9,062,711
                                                                   ----------    -----------    -----------    ------------
Income (Loss) Before Gain on
   Sale of Properties                                                 325,712        209,637        601,567        (464,074)
Net Gain (Loss) on Sale of Properties                                      --       (106,060)        47,452          51,197
                                                                   ----------    -----------    -----------    ------------
Income (Loss) Before Extraordinary Item                               325,712        103,577        649,019        (412,877)
Extraordinary Item - Prepayment
   Penalty on Paydown                                                      --       (129,433)            --        (129,433)
                                                                   ----------    -----------    -----------    ------------
NET INCOME (LOSS)                                                  $  325,712      ($ 25,856)   $   649,019     ($  542,310)
                                                                   ==========    ===========    ===========    ============

Net Income (Loss)                                                  $  325,712      ($ 25,856)   $   649,019     ($  542,310)
Less Preferred Distributions Declared                                (369,175)      (369,175)    (1,107,525)     (1,107,525)
                                                                   ----------    -----------    ------------   ------------
NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS                                              ($ 43,463)    ($ 395,031)    ($ 458,506)    ($1,649,835)
                                                                   ==========    ===========    ===========    ============
NET LOSS PER COMMON SHARE
   Loss Before Extraordinary Item                                      ($0.03)        ($0.16)        ($0.28)         ($0.94)
   Extraordinary Item                                                      --          (0.08)            --           (0.08)
                                                                   ----------    -----------    ------------   ------------
NET LOSS PER COMMON SHARE                                              ($0.03)        ($0.24)        ($0.28)         ($1.02)
                                                                   ==========    ===========    ===========    ============
PREFERRED DISTRIBUTIONS PAID PER SHARE                             $     0.07    $      0.07    $      0.21    $       0.21
                                                                   ==========    ===========    ===========    ============
COMMON DISTRIBUTIONS PAID PER SHARE                                $     0.07    $      0.07    $      0.21    $       0.21
                                                                   ==========    ===========    ===========    ============

       The accompanying notes are an integral part of these statements.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                      1996           1995
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                    $649,019      ($542,310)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
    Depreciation                                                                    1,695,575      1,939,330
    Amortization - Other                                                              210,843        238,173
    Provision for Decrease in Net Realizable Value                                         --      1,182,015
    Gain on Sale of Property                                                          (47,452)       (51,197)
    Prepayment Penalty on Paydown                                                          --        129,433
    Decrease in Accounts Receivable                                                   570,702        298,367
    Decrease in Notes Receivable from Affiliates                                      228,000             --
    Decrease in Accounts Payable                                                     (119,137)      (248,588)
    Net Change in Other Assets and Liabilities                                        101,506        250,073
                                                                                   ----------     ----------
Net Cash Provided By Operating Activities                                           3,289,056      3,195,296
                                                                                   ----------     ----------
Cash Flows From Investing Activities
Improvements to Existing Real Estate                                                 (296,869)      (311,723)
Cash Received on Sale of Property                                                      73,603      1,605,124
Leasing Commissions                                                                   (64,390)      (102,192)
                                                                                   ----------     ----------
Net Cash Provided By (Used in) Investing Activities                                  (287,656)     1,191,209
                                                                                   ----------     ----------
Cash Flows From Financing Activities
Principal Payments on Long-term Debt  Facilities                                     (690,970)    (2,464,899)
Principal Payments on Mortgage Notes                                                 (157,185)      (144,158)
Dividends Paid                                                                     (1,445,612)    (1,445,612)
                                                                                   ----------     ----------
Net Cash Used in Financing Activities                                              (2,293,767)    (4,054,669)
                                                                                   ----------     ----------
Net Increase in Cash and Cash Equivalents                                             707,633        331,836
Cash and Cash Equivalents, Beginning of Period                                      5,016,216      4,960,399
                                                                                   ----------     ----------
Cash And Cash Equivalents, End of Period                                           $5,723,849     $5,292,235
                                                                                   ==========     ==========

Supplemental Schedule of Non-Cash Transactions

Transactions Related to Sale of Property:
    Net Book Value of Properties Disposed                                             $26,151    $11,563,062
    Other Liabilities Written-off, net of Other Assets                                     --        104,833
    Paydown of Long-Term Debt Facility                                                     --      9,809,535
    Prepayment Penalties                                                                   --        129,433
    Interest Paid in Escrow                                                                --         27,650
    Cash Held in Escrow                                                                    --        175,000

       The accompanying notes are an integral part of these statements.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

         Cash paid for interest was $680,609 and $793,994 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, cash paid for interest was $2,059,306 and $2,668,205.

4.  RENTALS FROM REAL ESTATE INVESTMENTS.

         Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures for the prior year which are overbilled are refunded to the lessees. Expense Recaptures of $88,682 and $331,521 were included in Rentals from Real Estate Investments for the three months ended September 30, 1996 and 1995, respectively. Expense Recaptures for the nine months ended September 30, 1996 and 1995 totaled $256,840 and $1,091,648, respectively.

5.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

         Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of

September 30, 1996 and December 31, 1995, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000. This amount was recorded in years prior to 1996.

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

6.  LONG-TERM DEBT FACILITY.

         As of September 30, 1996 and December 31, 1995, there was outstanding under a facility with an insurance company $23,568,426 and $24,259,396, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs.

INTEREST AND PRINCIPAL MATURITIES

         Under the insurance company facility, there are outstanding five advances totaling $23,568,426 at September 30, 1996. These advances bear fixed interest rates for periods ranging from six months to three years. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.


                                                  ADVANCE AND
                  NOTIONAL AMOUNT               INTEREST MATURITY
                   AS OF 9/30/96      RATE            DATE
                  ---------------     ----      -----------------
                   $ 3,422,183        7.81%        December 1996
                     5,969,858        8.87%        June 1997
                    11,362,289        8.87%        June 1997
                     2,814,096        8.80%        May 1988
                   -----------
                   $23,568,426
                   ===========

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

         On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada for a selling price of $10,218,000. Net proceeds amounted to $9,644,065 after (I) $398,935 of adjustments for closing costs, interest earned and pro-rations, and (ii) adjustment for an escrow holdback amounting to $175,000. The net proceeds from the sale and additional funds of $322,553 deposited by the Company into an escrow account totaling $9,996,618 were remitted to the insurance company as additional principal reduction totaling $9,809,535, prepayment penalties amounting to $129,433, and an interest payment of $27,650. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced (see Note 6).

         In 1996 the Company sold all of its personal property for $73,603 resulting in a gain on sale of $47,452.

8.  NET INCOME (LOSS) PER COMMON SHARE.

         Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the nine months ended September 30, 1996 and 1995 was 1,609,937.

9.  INCOME TAXES.

         The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995.

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

         On September 13, 1996, the Board declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on September 30, 1996 to shareholders of record on September 23, 1996.

11.  MANAGEMENT AGREEMENT.

         Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The agreement expires on December 31, 1996 and is on a month-to-month basis thereafter. The Company pays a base management fee to TIS for services rendered under the agreement a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. This agreement requires that TIS pay the employment expenses of its personnel.

         Under the new management agreement with TIS, the Company accrued $500,449 as the estimated management fee for the nine months ended September 30, 1996. For the three months ended September 30, 1996, the accrual of estimated TIS management fee was $167,008. All of these amounts are included in Property Operating Costs. During the three months ended September 30, 1995, the Company accrued $133,131 payable to MPP as its share of allocated overhead costs. Of this amount, $87,401 is included in Property Operating Costs and $106,013 in General and Administrative. During the nine months ended September 30, 1995, the Company accrued $453,382 payable to MPP as its share of allocated overhead costs. Of this amount, $289,719 is included in Property Operating Costs and $163,563 in General and Administrative.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


         The Company owns a geographically diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and the notes thereto included on pages 2 through 9 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                                    For the Nine Months Ended
                                                          September 30,
                                                 -------------------------------
                                                      1996             1995
                                                 --------------   --------------
Cash flows provided by (used in):
  Operating  activities                            $ 3,289,056      $ 3,195,296
  Investing activities                                (287,656)       1,191,209
  Financing activities                              (2,293,734)      (4,054,669)


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


                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  ------------------------------
                                                                       1996            1995
                                                                  -------------    -------------
Net income (loss) before Extraordinary Item                          $  649,019      ($ 412,877)
Reconciling items:
    Depreciation and amortization                                     1,906,418       2,177,503
    Gain on sales of property                                           (47,452)        (51,197)
                                                                     ----------     -----------
Funds from operations, including NRV provision                        2,507,985       1,713,429
NRV provision                                                                --       1,182,015
                                                                     ----------     -----------
Funds from operations, excluding NRV provision                       $2,507,985     $ 2,895,444
                                                                     ==========     ===========

  The decrease in Funds From Operations, excluding NRV provision, of $387,459 for the nine months ended September 30, 1996 as compared with the same period in 1995 is primarily due to the sales in May and July 1995 of the Kroger property, located in Jackson, Mississippi, and the Tropicana Marketplace, located in Las Vegas, Nevada. (See "Material Changes in Results of Operations".)

  The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, and (iii) principal payments under its long-term debt facilities and mortgage notes payable. During the first nine months of 1996, Funds From Operations were sufficient to fully fund the Company's cash needs. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, (i) unanticipated decreases in revenues and/or unanticipated increases in expenses, (ii) an unanticipated decrease in property values resulting in additional required principal payments, or (iii) renegotiation of the Company's debt facility on terms unfavorable to the Company (see Note 6 to the Company's financial statements) could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

  Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of September 30, 1996, the Company's properties were 94% occupied. Through the end of 1997, leases covering approximately 17% of the Company's leased space are scheduled to expire.

  As of September 30, 1996, the Company had cash and cash equivalents of approximately $5.7 million.

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

  During the nine months ended September 30, 1996, the Company determined that a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona was more extensive than previously suspected. After further investigation the Company began legal proceedings against the entity from which the property was purchased and a related party. During the 3rd quarter of 1996 the Company reached a tentative settlement with these parties which, if concluded as anticipated, will offset, to a material extent, any loss regarding this property. Furthermore, the Company is now investigating the possibility of insurance recoveries regarding this property.

  Capital expenditures for the nine months ended September 30, 1996 and 1995 totaled $296,869 and $311,723, respectively.

  During the nine months ended September 30, 1996 and the nine months ended September 30, 1995, distributions totaling $1,445,612 were made to shareholders. Information with regard to the declaration and payment of these distributions is as follows:

                                                                    Per Preferred   Per Common
    Date Declared          Record Date            Payable Date          Share         Share
    -------------          -----------            ------------      -------------   ----------
1996
----
March 12, 1996          March 19, 1996         March 29, 1996             $0.07          $0.07
June 14, 1996           June 21, 1996          June 28, 1996               0.07           0.07
September 13, 1996      September 23, 1996     September 30, 1996          0.07           0.07
1995
----
April 28, 1995          May 4, 1995            May 15, 1995                0.07           0.07
June 7, 1995            June 20, 1995          June 30, 1995               0.07           0.07
September 8, 1995       September 19, 1995     September 29, 1995          0.07           0.07


MATERIAL CHANGES IN RESULTS OF OPERATIONS.

   Rentals from Real Estate Investments totaled $6,818,389 and $8,347,927 for the nine months ended September 30, 1996 and 1995, respectively. The decrease of $1,529,538 in 1996 is primarily due to the sale in 1995 of two of the Company's rental properties and a decrease of $834,808 in Expense Recaptures in 1996 as compared to 1995.

   Compared to the same period in 1995, Interest and Other revenue decreased by $77,272 to $173,438 for the nine month period ended September 30, 1996. The decrease is primarily due to decreases in the Company's average cash balances available for investment. Prior year funds available for investment increased as a result of the suspension of dividend payments during the first nine months of 1994 and the two preceding years.

   Interest and Amortization of Debt Premium for the nine months ended September 30, 1996 decreased by $533,515 as compared to the comparable prior year period because of principal paydowns on the mortgage notes payable and long-term debt facility. The average debt outstanding during the nine months ended September 30, 1996 was $31,620,391 as compared to $40,982,557 during the comparable prior year period.

   Property Taxes totaled $866,683 and $1,136,302 for the nine months ended September 30, 1996 and 1995, respectively. The decrease of $269,619 is primarily due to a decrease in the assessed values of the Company's properties with a consequent reduction in property taxes and the sale in 1995 of two of the Company's rental properties.


   Property Operating Costs for the nine months ended September 30, 1996 were $291,094 less than in the comparable period of the prior year. The decrease is primarily the result of the 1995 property sales. However, the 1996 amount includes the entire management fee paid to TIS Financial Services, Inc. whereas, in 1995, only a portion of the fee paid to MPP was included in this expense category.

   Compared to the same period in 1995, General and Administrative costs decreased by $129,085 to $612,593 for the nine month period ended September 30, 1996. This decrease is primarily due to the exclusion of any portion of management fees paid to TIS Financial Services, Inc. from general and administrative costs (see Note 11 to the Company's consolidated financial statements) as compared to the amounts paid in 1995 to Meridian Point Properties ("MPP") for costs incurred by MPP in conducting the Company's daily operations. The decrease was partially offset by increases in professional fees incurred in connection with the Company's termination of the employee leasing agreement with MPP and the review and evaluation of strategic business plans for the Company.

   During the nine months ended September 30, 1995, the Company recognized a Provision for Decrease in Net Realizable Value totaling $1,182,015 in connection with the pending sale of the Tropicana property.

   Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the nine months ended September 30, 1996 and 1995, these expenses totaled $1,827,989 and $2,095,112, respectively. The decrease of $267,123 during 1996, compared to 1995, is primarily due to the sale of two of the Company's rental properties in 1995.

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

   During the nine months ended September 30, 1996, the Company sold all of its personal property at a gain of $47,452.


                          PART II:  OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings which the Company or any partnership in which the Company has an interest is a party, or to which any of the assets of the Company or any such partnership is subject.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

             27         Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REGISTRANT

                              MERIDIAN POINT REALTY TRUST VIII CO.



November 1, 1996              By:   /s/ Lorraine O. Legg
                                    -------------------------------------
                                    Lorraine O. Legg,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



November 1, 1996              By:   /s/ John E. Castello
                                    -------------------------------------
                                    John E. Castello,
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)