Form 10-K405
period 1996-12-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1997-03-31
CIK 828957

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996
                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10547

                      MERIDIAN POINT REALTY TRUST VIII CO.
             (Exact name of registrant as specified in its charter)

           MISSOURI                                    94-3058019
   (State of incorporation)                (I.R.S. Employer Identification No.)

 655 MONTGOMERY STREET, SUITE 800
     SAN FRANCISCO, CALIFORNIA                            94111
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 956-3031

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of Each Class                             which registered
          -------------------                        ------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE              AMERICAN STOCK EXCHANGE
PREFERRED STOCK, PAR VALUE $0.001 PER SHARE           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 1997 was $33,378,000 computed by reference to the respective closing sales prices of the common stock and preferred stock reported on the American Stock Exchange and by excluding shares owned by trustees, executive officers and principal shareholders (i.e., holders of 5% or more of the registrant's outstanding shares).

     The registrant had 1,609,937 shares of common stock and 5,273,927 shares of preferred stock outstanding on March 21, 1997.

                      MERIDIAN POINT REALTY TRUST VIII CO.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996




                                TABLE OF CONTENTS

           FORM 10-K
           ITEM NO    NAME OF ITEM                                                      PAGE
PART I
           Item 1     Business                                                             3
           Item 2     Properties                                                           5
           Item 3     Legal Proceedings                                                    6
           Item 4     Submission of Matters to a Vote of Security Holders                  6

PART II
           Item 5     Market for Registrant's Common Equity and Related Shareholder        7
                          Matters
           Item 6     Selected Financial Data                                              8
           Item 7     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                    9
           Item 8     Financial Statements and Supplementary Data                         13
           Item 9     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                             13

PART III
           Item 10    Directors and Executive Officers of the Registrant                  14
           Item 11    Executive Compensation                                              16
           Item 12    Security Ownership of Certain Beneficial Owners and Management      17
           Item 13    Certain Relationships and Related Transactions                      18

PART IV
           Item 14    Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K                                                        19

                      Signatures                                                          26

                      Report of Independent Public Accountants                            27
                      Consolidated Financial Statements and Financial Statement
                          Schedules                                                    28-41

-------------------------------------------------------------------------------
                                     PART I
-------------------------------------------------------------------------------

ITEM 1.  BUSINESS.

The Company
-----------

     Meridian Point Realty Trust VIII Co. (the "Company") is a Missouri corporation whose shares of common and preferred stock are traded on the American Stock Exchange. The Company was organized in December 1987 under the name Sierra Capital Realty Trust VIII Co. The Company changed its name to Meridian Point Realty Trust VIII Co. in September 1993.

         The Company was organized to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a REIT must meet certain criteria, including requirements (a) that certain percentages of its gross income be derived from specific sources, (b) that it distribute annually to its shareholders at least 95% of its REIT taxable income (as defined in the Code), and (c) that it not have five or fewer shareholders who own more than 50% of the total value of its stock. The Company did not qualify as a REIT for the years ended December 31, 1992 and 1993 because of the failure to satisfy requirement (c) above. However, the Revenue Reconciliation Act of 1993 added a provision which allows stock held by a qualified trust to be treated as held directly by its beneficiaries in proportion to their actuarial interest; this new "look-through" rule allows the Company to satisfy requirement (c) above. The Internal Revenue Service permitted the Company to re-elect its REIT status beginning in the 1994 tax year. (See
Item 7 below and Note 8 to the Company's financial statements.)

         The Company was formed for the purpose of making equity investments in income-producing industrial and commercial real estate in selected areas of projected growth in the United States. At December 31, 1996, the Company had nine real estate equity investments consisting of twenty-four properties (see
Item 2 below for a detailed description of the properties). The Company's principal objectives are to preserve, protect and grow the shareholders' capital, provide shareholders with cash dividends, and achieve capital appreciation through potential appreciation in the values of the Company's properties. There is no guarantee that the Company's objectives will be met.

         The Company was formed as a self liquidating finite-life REIT. At the annual meeting held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which allowed the Company to reinvest proceeds from the sale of property into the purchase of new property, thereby converting the Company to an infinite-life REIT. The general purpose of the Company is to seek income that qualifies under the REIT provisions of the Code. At such time as it is in the best interests of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Code with respect to the composition of the Company's investments and the derivation of its income. The Directors' decision to acquire or sell properties would be based on a number of factors such as: (i) the vitality of the real estate and money markets, (ii) the economic climate, (iii) potential environmental liabilities, and (iv) the income tax consequences to the Company and its shareholders.

Management and Employees
------------------------

         The Company's affairs are overseen by a Board of Directors (referred to herein as the "Directors"). There are seven Directors of the Company, six of whom are independent (i.e. not an affiliate of a person or entity providing services for the Company or performs services for the Company other than in his capacity as a Director).

         From its inception until March 31, 1991, the Company was externally managed by companies operating on a for-profit basis. That external management was discontinued effective April 1, 1991. From April 1, 1991 through November 30, 1995, the Company and other companies of common initial sponsorship were effectively self-administered through an internalized management structure (the Company and those other companies are collectively referred to herein as the "Companies").

         The Companies leased employees at cost from Meridian Point Properties, Inc., a California corporation ("MPP"), a captive company controlled by the Companies, to perform administrative, accounting, asset management, and property management functions under the terms of an Amended and Restated Employee Leasing Agreement and certain other agreements. Prior to December 1, 1995, the cost reimbursements made to MPP were allocated among the Companies in accordance with the Amended and Restated Employee Leasing Agreement and other agreements between MPP and the

     Companies in the following manner. First, costs directly attributable to a particular Company were allocated to that Company. Second, costs that were not directly attributable to a particular Company but benefited a group or all of the Companies were allocated among those Companies under formulas that varied depending upon the type of cost involved.

         Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. MPP has subsequently been dissolved as a result of the merger of certain of the other Companies into Meridian Industrial Trust ("MIT"). Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The initial term of the management agreement was for one year after which the agreement operated on a month-to-month basis. The Company has recently extended the TIS Management Agreement to December 31, 1997, with additional three month options. The Company pays TIS, for services rendered under the agreement, a base management fee calculated on an annual basis of 0.75% of the Company's Average Invested Assets, as defined in the agreement. The agreement requires that TIS pay the employment expenses of its personnel. As of December 31, 1996, the Company had no full time salaried employees.

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

Insurance
---------

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

Tenants
-------

         The rental revenue generated by the Company's real estate portfolio is affected by the terms of its 45 different tenant leases. Lease terms generally range from three to five years, with some leases having renewal options beyond their initial terms. The schedule below lists information regarding existing leases which expire in each of the next five years and from 2001 forward.

                   Number of                        % of Trust         Annual Rent of
                     Leases    Total Sq. Ft. of   Total Potential     Leases Expiring     % of Trust Total
         Year       Expiring   Leases Expiring        Sq. Ft.         (in dollars)(1)     Annual Rent (1)
         ----       --------   ---------------        -------         ---------------     ---------------
         1997           10          329,659              12%              $619,629                8%
         1998           10          259,187              10%               793,792               10%
         1999           12          571,144              21%             1,386,182               17%
         2000            3          229,710               8%               571,698                7%
         2001            3           45,814               2%               161,842                2%
         2002+           7          996,639              37%             4,477,791               55%

(1)  Based on the projected 1997 base rent of existing leases.

     The Company had an overall occupancy level of 91.2% as of December 31, 1996.

         Three tenants represent 48% of the total rental revenue of the Company based on the projected 1997 base rent of existing leases. Leases for these three tenants are scheduled to expire in 2003 (15% of total annual rental revenue based on 1996 existing leases), 2004 (13% of total annual rental revenue based on 1996 existing leases), and 2010 (11% of total annual rental revenue based on 1996 existing leases).

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


Real Estate Considerations
--------------------------

         The results of the Company's operations depend to a great extent on the Company's ability to lease its properties. In attracting and retaining tenants, the Company competes with similar properties for location, lease terms and property condition. In addition, the success of the Company depends, among other factors, upon trends in the economy, the financial condition of tenants and prospective tenants, availability and cost of capital, interest rates, increases or decreases in operating expenses, income tax laws, governmental regulations and legislation, real estate market fluctuations, population trends and zoning laws.

Regulation and Supervision
--------------------------

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


ITEM 2.  PROPERTIES.

         As of December 31, 1996, the Company's portfolio of nine real estate equity investments consisted of twenty-four properties (either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property). The table below provides information as to the location, the general character and the occupancy level of those properties.


==================================================================================================================
                                                                                NET           NUMBER
                                      NUMBER                                  RENTABLE           OF     OCCUPANCY
          EQUITY INVESTMENT             OF             PROPERTY               SQ. FT.         LEASES    PERCENTAGE
          NAME AND LOCATION         PROPERTIES        DESCRIPTION             12/31/96       12/31/96    12/31/96
==================================================================================================================

I     AUBURN I (1)
      Auburn Hills, MI                   1         Office building              114,000          1        100%

II    SOUTH SAYRE
      Bedford Park, IL                   1         Warehouse/distribution       242,690          2        100%
                                                   center building
III   WALDENBOOKS FACILITY (3)
      La Vergne, TN                      1         Warehouse/distribution       376,800          1        100%
                                                   center building

IV    MEMPHIS 8 (2)(3)
      Memphis, TN                        8         Warehouse/distribution       696,232          14       100%
                                                   center buildings

V     JC PENNEY (3)
      Memphis, TN                        1         Warehouse/distribution       105,785          1        100%
                                                   center building

VI    INTERCHANGE D
      Jackson, MS            1         Warehouse/distribution        67,275          7       93%
                                       center building

VII   ETHAN ALLEN
      Chino, CA              1         Warehouse/distribution       300,300          1      100%
                                       center building

VIII  PHOENIX 5
      Phoenix, AZ            5         Warehouse/distribution       333,609         13       86%
                                       center buildings

IX    BROOKHOLLOW
      Dallas, TX             5         Warehouse/distribution      467,730           5       60%
                                       center buildings

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         The principal market on which the Company's shares of common stock and preferred stock are traded is the American Stock Exchange ("AMEX"). The listing symbols of the common stock and preferred stock on the AMEX are "MPH" and "MPHpr", respectively.

         As of March 21, 1997, the Company had outstanding a total of 1,609,937 shares of common stock and 5,273,927 shares of preferred stock. As of the same date, the common and preferred stock were held by approximately 1,000 and 1,600 holders of record, respectively (i.e. these figures do not reflect beneficial ownership of shares held in nominee names).

         The following table illustrates the published high and low closing sales price information for the common stock and preferred stock during each calendar quarter for 1995 and 1996 (amounts in dollars).


   CALENDAR QUARTER           CLASS                HIGH              LOW
   ----------------           -----                ----              ---
        1995
   First Quarter            Common                 2-5/8           1-1/4
                            Preferred              4-3/4           4-3/8

   Second Quarter           Common                 2-5/8         1-15/16
                            Preferred              4-3/4               4

   Third Quarter            Common                 2-1/8           1-3/4
                            Preferred              4-3/4               4

   Fourth Quarter           Common                     2           1-1/4
                            Preferred              5-1/2           4-1/8

        1996
   First Quarter            Common                 2-1/4           1-3/4
                            Preferred              6-1/4           4-3/4

   Second Quarter           Common                 2-5/8               2
                            Preferred              6-1/8           4-3/8

   Third Quarter            Common                 3-1/4           2-1/4
                            Preferred              5-1/8           4-1/2

   Fourth Quarter           Common                     3           2-1/4
                            Preferred              5-3/8           4-3/4


         On March 21, 1997, high and low sales prices for shares of the Company's common stock on the AMEX was $ 3-1/8. On March 21, 1997, the high and low sales prices for shares of the Company's preferred stock on the AMEX was $ 5-3/8.

         As a REIT, the Company is required to make distributions to shareholders that aggregate annually at least 95% of its taxable income. In accordance with the Company's organizational documents, dividend distributions to be made by the Company will always be at the discretion of the Directors and will depend on, among other factors, the Company's operations, cash flow, and financial condition, compliance with debt covenants, required principal amortization payments, and applicable statutory and organizational restrictions on the payment of dividends.

         In the event of a dividend distribution, holders of preferred stock are entitled to a dividend preference under certain circumstances as specified in the Company's Articles of Incorporation. See Note 6 to the Company's financial statements.

         In 1995, the Company declared and paid four quarterly distributions whereby the holders of preferred stock and holders of common stock participated equally, share for share as specified in the Company's Articles of Incorporation, as follows:

                                             DIVIDEND
                                         PER SHARE AMOUNT
            PAYABLE DATE           PREFERRED             COMMON
            May 15, 1995             $0.07                $0.07
            June 30, 1995            $0.07                $0.07
         September 29, 1995          $0.07                $0.07
          December 29, 1995          $0.07                $0.07

         Each of the 1995 preferred distributions of $.07 includes a preference amount of $0.06018 per share.

         Similarly, in 1996, the Company declared and paid four quarterly distributions whereby the holders of preferred stock and holders of common stock participated equally, share for share as specified in the Company's Articles of Incorporation, as follows:
                                                 DIVIDEND
                                             PER SHARE AMOUNT
            PAYABLE DATE               PREFERRED             COMMON
            May 15, 1996                 $0.07                $0.07
            June 30, 1996                $0.07                $0.07
            September 29, 1996           $0.07                $0.07
            December 29, 1996            $0.07                $0.07

ITEM 6.      SELECTED FINANCIAL DATA.

         The following table summarizes certain selected financial data for the Company for the five years ended December 31, 1996. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

==================================================================================================================
                                                       FOR THE YEARS ENDED DECEMBER 31,
                                 1996              1995              1994              1993              1992
==================================================================================================================

Rentals from Real Estate
   Investments                $  9,976,457     $  10,868,405     $  11,886,484     $  11,353,018     $  12,321,893
Income (Loss) Before
   Extraordinary Item            1,352,171          (144,912)       (1,874,789)         (703,270)       (4,475,572)
Extraordinary Item                      --          (129,433)               --                --         2,231,420
Net Income (Loss)                1,352,171          (274,345)       (1,874,789)         (703,270)       (2,244,152)
Rental Properties, Net          81,834,510        81,765,163        83,469,941        88,129,068        92,073,618
Total Assets                    71,593,955        76,494,325        91,757,548        95,842,193        98,313,849
Mortgage Notes Payable           7,570,281         7,782,168         7,976,495         1,843,696         1,856,204
Long-term Debt Facilities       20,042,420        24,259,396        36,754,964        43,622,525        44,529,845
Net Income (Loss) per
   Common Share:
Loss Before
   Extraordinary Item               ($0.08)           ($1.01)          ($1.89)            ($0.44)           ($3.39)
Extraordinary Item                      --             (0.08)              --                 --              1.39
Net Loss per
   Common Share                      (0.08)            (1.09)           (1.89)             (0.44)            (2.00)
Distributions Declared
   per Share:
Preferred                             0.28              0.28             0.22                 --             0.186
Common                                0.28              0.28             0.22                 --             0.186

--------------------------------------------------------------------------------------------------------------------

         See "Material Changes in Results of Operations" under Item 7 for information regarding material changes in results of operations during 1996, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

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


DISCUSSION OF KNOWN TRENDS, EVENTS AND UNCERTAINTIES
----------------------------------------------------

         The economic climate for commercial real estate has stabilized and in several markets has actually improved. Notwithstanding an improving real estate market, tenants may or may not continue to renew leases as they expire or may renew on less favorable terms. Conditions differ in each market in which the Company's properties are located. Because of the continuing uncertainty of future economic developments in each market, the impact these developments will have on the Company's future cash flow and results of operations is uncertain.

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

         During 1995, the Company engaged C.S. First Boston as its financial advisor to explore future strategic opportunities available to the Trust. In that regard, the Company's Board of Directors considered all options which were available, including liquidation of the Company's assets, conversion of the Company to an infinite-life REIT with accompanying changes to the self-liquidating policy, or other options. At the annual meeting of shareholders held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which will allow the Company to reinvest proceeds from the sale of property into the purchase of new property, making it an infinite-life REIT.

         The Company has previously determined that a soil settlement problem exists at the 1033 East Maricopa property in Phoenix, Arizona. In that regard, the Company instituted a lawsuit against the entity from which the property was purchased and a related party in 1994. During the 3rd quarter of 1996, the Company settled the lawsuit in return for monetary consideration. The amount of the settlement will offset, to a material extent, any costs to rehabilitate the property. Furthermore, the Company is now investigating the possibility of insurance recoveries regarding this property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

                                                   Year Ending December 31,
                                                   ------------------------
                                          1996               1995               1994
                                          ----               ----               ----

Cash flows provided by (used in):
   Operating Activities                $4,278,463        $3,842,343         $3,960,446
   Investing Activities                  (146,663)        1,021,317           (772,049)
   Financing Activities                (6,356,346)       (4,807,843)        (2,373,487)

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

                                                       Year Ending December 31,
                                                       ------------------------
                                              1996             1995              1994
                                              ----             ----              ----

Net Income (Loss)                        $1,352,171       ($274,345)      ($1,874,789)
Reconciling Items
   Depreciation and Amortization          2,431,448       2,718,862         3,373,076
   Gains from Disposition of Assets         (47,452)         (1,197)               --
   Extraordinary Item                            --         129,433                --
                                         ----------      ----------        ----------
Funds From Operations, including
   NRV Provisions                         3,736,167       2,572,753         1,498,287
NRV Provisions                                   --       1,182,015         2,392,000
                                         ----------      ----------        ----------
Funds From Operations, excluding
   NRV Provisions                        $3,736,167      $3,754,768        $3,890,287
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

         The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, (iii) principal payments under one of its long-term debt facilities (see discussion below) and mortgage notes payable, and (iv) payment of distributions to its shareholders. During 1996, Funds From Operations were insufficient to fully fund the Company's cash needs because of the maturity of $3,286,176 of one of the advances under an insurance company debt facility. During 1995 and 1994, Funds From Operations were sufficient to fully fund the Company's cash needs for the items listed in the immediately preceding sentence.

         As of December 31, 1996, the Company had approximately $2.8 million in cash and cash equivalents.

DEBT
----

         The Company has a long-term debt facility with an insurance company. This facility provided the Company with financing for property acquisitions, capital improvements and general operating needs. At the present time, there is no credit availability under the insurance company facility. Furthermore, the insurance company facility is unsecured and the Company has agreed not to encumber any additional Company property without the insurance company's prior consent.

         As of December 31, 1996, there were three outstanding advances totaling $20,042,420 under the insurance company facility. These advances bear fixed interest rates for periods ranging from twelve months to two years. Under the existing insurance company facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                                       ADVANCE AND
        NOTIONAL AMOUNT                           INTEREST MATURITY
        AS OF 12/31/96             RATE                  DATE
      -------------------- --------------------- ---------------------
           $  5,938,717            8.87%             July 1997
             11,303,016            8.87%             July 1997
              2,800,687            8.80%             July 1998
          -------------
            $20,042,420


         The insurance company loans amortize monthly under a 22 year schedule subject to the maturities identified above. Furthermore, should the loan to value ratio of the Company's portfolio exceed 55%, the Company is also required to pay the insurance company any "Excess Cash." Excess Cash is defined as cash reserves above $4 million at the end of each quarter. No Excess Cash payments were required during 1996, 1995 or 1994.

         Based on management's estimates of the values as of December 31, 1996, the Company is in compliance with all covenants. The insurance company, however, has complete discretion regarding valuations and is currently reviewing management's estimates of value. If the insurance company were to calculate a loan-to-value ratio greater than 55%, the Company would have to make an Excess Cash payment, and the Company's dividends could be restricted.

         As of December 31, 1996, approximately 86% or $17,241,733 of the Company's advances under the insurance facility was subject to an interest rate contract with a remaining terms of twelve months or less. The weighted average remaining term of all the Company's interest rate contracts as of December 31, 1996 was approximately 7.7 months. As of December 31, 1996, the weighted average interest rate of the facility was 8.86%.

         On September 17, 1993, the shareholders of the Company elected four individuals as new members of the board. The election of four new board members (constituting a majority of the board) created a default under the Company's loan agreements with the insurance company. The insurance company has recently waived any claim of default in that regard.

         The Company is currently negotiating with lenders to obtain permanent mortgage loan financing (the Permanent Financing) to pay off the entire remaining facility. The negotiations currently contemplate that the Permanent Financing would be secured by deeds of trust on certain of the Company's real estate investments. Management believes that it is more likely than not that the Company will close on the Permanent Financing or other sources of financing to retire the insurance facility; however, there can be no assurance as to the ultimate outcome of the negotiations.

         In addition to the debt facility, the Company has two mortgage notes payable in the combined principal amount of $7,570,281 at December 31, 1996 bearing a weighted average fixed interest rate of approximately 8.7%. Principal maturities under such mortgage notes amount to $259,846 during 1997 (See Note 5 to the Company's financial statements).

REAL ESTATE ACTIVITY
--------------------

         The Company made no real estate acquisitions during 1996, 1995 or 1994.

         In March 1997, the Company entered into an Amendment to Lease Agreement in connection with a planned expansion of approximately 187,500 square feet to its Waldenbooks industrial warehouse facility in La Vergne, TN. As amended, the lease now provides for a 15 year term upon completion of the expansion which is expected in the third quarter of 1997. Upon completion the property will have a total of approximately 564,300 square feet. As amended, the lease provides the Company with a specified return on its investment to expand the property.

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

         Capital expenditures for the years ended December 31, 1996, 1995 and 1994 totaled $153,827, $519,937 and $560,876, respectively. Lease commissions for 1996, 1995, and 1994 were $66,439, $185,485, and $195,636, respectively.
Capital expenditures for 1996 were primarily for roof repairs at a number of the Memphis 8 properties. Capital expenditures for 1995 were primarily for necessary improvements at the Memphis properties and the Belden property. Capital expenditures for 1994 were primarily for: (i) roof repairs and painting at one of the Brookhollow properties in Dallas, (ii) structural repairs made to one of the Phoenix 5 properties, and (iii) tenant improvements at the Memphis 8 properties. In formulating plans for capital improvements, the Company considers, among other factors, the reasonable prospect of being able to recover the costs of such improvements over a reasonable period of time either from increased rental revenues or upon the sale of the property and the potential effects of such improvements on funds available for distribution. The Company has budgeted capital expenditures of $6,111,000 for 1997, of which $856,000 represents investment in exisiting leasable space and $5,255,000 represents a major expansion planned for its Waldenbooks facility to be funded from cash flow from operations and existing cash on hand.

DISTRIBUTIONS
-------------

         The Company paid distributions to shareholders aggregating $1,927,483 in each of the years ended December 31, 1996 and 1995, respectively. Distributions paid to shareholders in 1994 aggregated $1,514,450. See Item 5 above and Note 6 to the Company's financial statements for a discussion of distribution restrictions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

REVENUES
--------

         Rentals from Real Estate Investments totaled $9,976,457, $10,868,405 and $11,886,484 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease of $891,948 during 1996 and $1,018,079 during 1995 as compared to the same period in the prior year was primarily due to the loss of rents from the Kroger and Tropicana properties, which where sold in 1995, and adjustments to expense recaptures.

         Interest and Other income totaled $244,300, $326,170 and $194,915 for the years ended December 31, 1996, 1995 and 1994, respectively. The year-to-year changes as compared to their respective prior years were primarily due to the Company's average cash balances available for investment.

EXPENSES
--------

         Interest and amortization of loan costs totaled $2,817,784, $3,393,743 and $3,901,912 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease of $575,959 in 1996 from the 1995 level resulted from principal paydown on the mortgage notes payable and long-term debt facility. The average debt outstanding during the year ended December 31, 1996 was $30,818,853 as compared to $39,194,358 in the prior year. The decrease of $508,169 during 1995 was due primarily to lower debt service costs as a result of reduced principal on the Company's insurance facility resulting from the sales of the Kroger and Tropicana Marketplace properties.

         Property taxes totaled $1,558,852, $1,536,584 and $1,739,159 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $22,268 during 1996 occurred because of increases in assessed values of certain of the Company's properties. However, to a large extent, such increases were recaptured from tenants and are therefore included in revenues. Also in 1996, there were no significant refunds of prior year taxes as there were in 1995. The decrease of $202,575 during 1995 as compared to the same period in 1994 was primarily due to (1) city and county tax refunds received in 1995, (2) a decrease in the assessed values of the Company's properties and a consequent reduction in property taxes, and (3) the sales of the Kroger and Tropicana properties.

         Property Operating Costs totaled $1,346,723, $1,757,154 and $1,765,123 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease of $410,431 in 1996 is primarily the result of the 1995 property sales.

         Legal Costs during the years ended December 31, 1996, 1995 and 1994 totaled $107,058, $63,290 and $135,155, respectively. 1996 included legal costs relating to Bylaw amendments approved by the shareholders which terminated the self-liquidating provisions of the Bylaws. The decrease of $71,865 in 1995 compared to 1994 was primarily due to nonrecurring fees incurred in 1994 in connection with the restructuring of the Company's debt facility and fees incurred in the determination of the Company's status as a real estate investment trust.

         General and Administrative expenses for the three years have remained relatively constant at $654,173 in 1996, $689,036 in 1995 and $649,763 in 1994.
1995 expenses were somewhat higher than in the other years because of costs related to the termination of the MPP Employee Leasing Agreement.

         Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the years ended December 31, 1996, 1995 and 1994, these expenses totaled $2,536,019, $2,827,396 and $3,540,584, respectively. The decrease of $182,843 and $654,214 during 1996 and 1995 from the prior years was primarily due to the sale of the Kroger and Tropicana properties.


OTHER MATTERS
-------------

         For the years ended December 31, 1995 and 1994, the Company recorded Provisions for Decrease in Net Realizable Value amounting to $1,182,015 and $2,392,000, respectively. The provisions are to provide for the unrealized decrease in the net realizable value of the Company's rental properties. The provisions represent a non-cash charge to operations. (See Note 1 to the financial statements of the Company.)



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

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS
---------

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

CHRISTOPHER J. DOHERTY
Director (2)
Age:  41
     Mr. Doherty is a Partner at the Washington D.C. law firm of Fox, Bennett & Turner. He has been with the firm for a total of six years from 1989 to 1991 and from 1993 to present. Mr. Doherty served as General Counsel and Deputy Treasurer to the Commonwealth of Massachusetts State Treasurer and as Massachusetts Special Assistant Attorney from 1991 to 1993. From 1986 to 1989, he served as Legislative Assistant and Counsel to the U.S. Senate Committee on Labor and Human Resources. From 1979 to 1986 he served as a Special Assistant to Senator Edward M. Kennedy. Mr. Doherty has a J.D. from the Georgetown University Law Center and a B.A. from Harvard University. Mr. Doherty has been a Director of the Company since September 1993.

PETER O. HANSON
Director (1) (3) (4)
Age: 63
     Mr. Hanson has been the President of James E. Hanson, Inc., an industrial real estate developer, property management and realty brokerage firm, since 1966. Since 1984, he has served as President of Property Investors Associates, Inc. (a subsidiary of James E. Hanson, Inc.), which is the general partner of five public real estate partnerships. He has been a Director of seven privately-held corporations and general partner of eleven privately-held real estate partnerships. Mr. Hanson is a member of the Society of Industrial and Office Realtors, and served as its National President in 1985. He is also a member of the New York Metropolitan Real Estate Brokers Association and in 1970 was its President. Mr. Hanson has been a Director of the Company since 1988. He also is a Trustee of Meridian Point Realty Trust `83 and Meridian Industrial Trust.

LORRAINE O. LEGG
President and Chief Executive Officer and Director (2) (4)
Age: 57
     Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc., and its affiliates manage real estate and mortgage investment portfolios for individuals and corporations. She is also President and Chairman of TIS Mortgage Investment Company, a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservice, Inc. located in Portland, Oregon. Ms. Legg has over thirty-three years of experience in corporate and real estate finance. Ms. Legg has served as a Director of the Company since March 1993 and was elected as President and Chief Executive Officer in December 1995. She also is a Trustee of Meridian Point Realty Trust `83.

S. MICHAEL LUCASH
Chairman and Director (2) (4)
Age: 46
     Mr. Lucash has been a Managing Director for Real Estate at Llama Company since December 1995. Mr. Lucash was Chief Operating Officer of Boston Capital Mortgage Company from March through December 1995. From 1993 to 1995 he was Chief Operating Officer of ARBOR National Commercial Mortgage Corporation. Mr. Lucash was President of Commercial Mortgage Corporation of America from 1987 to 1993. From 1985 to 1987 Mr. Lucash was Vice President of Mortgage Banking at City Trust. Mr. Lucash has a B.S. from Southern Connecticut State University. Mr. Lucash also attended Massachusetts School of Law. Mr. Lucash has been the Chairman and a Director of the Company since September 1993.

LAWRENCE P. MORRIS
Director (1)
Age:  41
     Mr. Morris has been the Executive Vice President and Head of the Public Finance Department for Mesirow Financial, Inc. since 1994. From 1985 to 1994, Mr. Morris was a Vice President of First Chicago Capital Markets Inc. where he managed the investment activities associated with bond financings and escrow restructuring. From 1982 to 1985 Mr. Morris was an Assistant Vice President at the First National Bank of Chicago. Mr. Morris received his B. A. from the University of Notre Dame in 1978 and is a Certified Public Accountant. Mr. Morris has served as a director of the Company since December 1995.

HOMER MCK. REES
Director (1) (3) (4)
Age:  66
     From 1982 to 1992, Mr. Rees held various positions with The Prudential Insurance Company of America, including Chairman in 1992 and President from 1988 to 1991 of Prudential Capital Corporation, a marketing unit responsible for origination of private placements. Mr. Rees retired in 1992. Mr. Rees has an M.B.A. from Harvard University and a B.A. from Yale University. Mr. Rees has served as a Director of the Company since March 1993.

MICOLYN M. YALONIS
Director (2) (3)
Age:  37
     Ms. Yalonis has been Vice President of Callan Associates, Inc. since 1993. She was an independent real estate consultant from October 1992 to 1993, providing independent real estate consulting services to advisors, plan sponsors, and other institutional market participants. From 1988 to 1992, she held various positions with Callan Associates Inc., including Vice President, Manager from 1991 to 1992 and Assistant Vice President from June 1990 to November 1991. Ms. Yalonis has a B.A. from the University of California, Los Angeles. Ms. Yalonis has been a Director of the Company since September 1993.

---------------------------
(1)      Member of the Audit Committee
(2)      Member of the Nominating Committee
(3)      Member of the Compensation Committee
(4)      Member of the Strategic Alternatives Committee



EXECUTIVE OFFICERS
------------------

         The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the Company:


         Name                     Age     Position
         ----                     ---     --------

         Lorraine O. Legg         57      President and Chief Executive Officer

         John E. Castello         52      Senior Vice President and
                                          Chief Financial Officer

         Michael Gilbert          53      Vice President Real Estate

         Denis F. Shanagher       40      Secretary

         Michael Stone            60      Controller

         Officers of the Company hold office at the discretion of the Directors. Each executive officer's principal occupations during the past five years or more are set forth below.

LORRAINE O. LEGG
     President and Chief Executive Officer and Director Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc., and its affiliates manage portfolios of real estate and mortgage investments for individuals and corporations. Ms. Legg is also President and Chairman of the Board of TIS Mortgage Investment Company, a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservice, Inc. located in Portland, Oregon. Ms. Legg has over thirty-two years of experience in corporate and real estate finance. Ms. Legg has served as a Director of the Company since March 1993 and was elected as President and Chief Executive Officer in December 1995. She also is a Trustee of Trust `83

JOHN E. CASTELLO
Senior Vice President and Chief Financial Officer
     John E. Castello has been Senior Vice President of TIS Financial Services, Inc. since 1985, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company since 1988, and Senior Vice President and Chief Financial Officer of TIS Asset Management, Inc. since 1991 He is a Director of TIS Mortgage Acceptance Corporation.

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

DENIS F. SHANAGHER
Secretary
     Mr. Shanagher has been a partner of the law firm of Preuss Walker & Shanagher since August of 1993. Mr. Shanagher was a partner in the law firm of Bronson, Bronson & McKinnon from 1987 to 1993, and an associate in the firm from 1981-1987. Mr. Shanagher has a J.D. from Hastings College of the Law and a B.A. from Stanford University. Mr. Shanagher has served as outside General Counsel to the Company since December of 1994.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS
----------------------------------

         As of December 31, 1996, the Company had no full-time employees and is currently managed under a Management Agreement with TIS Financial Services Inc. This agreement requires that TIS pay the employment expenses of its personnel.

         Prior to December 1995, the Company shared employee costs under an internalized management structure using MPP. See Item 1. For the year ended December 31, 1995, the Company's allocated share of each of its executive officer's cash and non-cash compensation did not exceed $100,000.

COMPENSATION OF DIRECTORS
-------------------------

     Director Fees. The Company pays each Director an annual fee of $8,000. In
     -------------
1996, Ms. Yalonis, and Messrs. Doherty, Hanson, Lucash, Morris, and Rees each received $8,000 as a Director fee.

     Chairman's Fees. The Company pays the Chairman an annual fee of $25,000
     ---------------
which amount was paid in 1996.

     Committee and Other Meeting Fees. The Directors are also entitled to be
     --------------------------------
paid $500 for each Board meeting attended in person, $400 for each committee meeting attended in person, and $300 for each Board or committee meeting attended by means of conference telephone call; provided. Directors are also paid $300 per half day for time spent attending to the Company's business. During 1996 Mr. Doherty was paid $4,500, Mr. Hanson was paid $2,900, Mr. Lucash was paid $3,700, Mr. Rees was paid $5,900, and Ms. Yalonis was paid $4,200.

     Reimbursements. All Directors are reimbursed for reasonable travel and
     --------------
other out-of-pocket expenses incurred in connection with attending Board and committee meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth the amount and nature of the beneficial ownership of shares of common and preferred stock as of January 3, 1997, by (i) each person known by the Company to own more than 5% of any class of the Company's voting stock (based upon filings made with the Securities and Exchange Commission), (ii) each Director, (iii) the executive officer named in the Summary Compensation Table, and (iv) all Directors and executive officers of the Company as a group.

                               Amount of Shares
                              Beneficially Owned       Title       Percent
          Name (1)          Directly or Indirectly   of Class     of Class
          --------          ----------------------   --------     --------

Massachusetts State                 1,560,754        Preferred      29.6%
Teachers' and Employees'
Retirement Systems Trust
  c/o The Commonwealth of
Massachusetts Treasury
  Department, One
  Ashburton Place, #1200
  Boston, MA   02108

Massachusetts Bay                   1,183,556        Preferred      22.4%
Transportation Authority
Retirement Fund
99 Summer Street
17th Floor
Boston, MA  02110

Chicago Truck Driver,                 521,164        Preferred      9.9%
Helpers & Warehouse
Workers Union
(Independent)
Pension Fund
809 W. Madison Street
Chicago, IL  60607

Christopher J. Doherty                     --           --           --
Peter O. Hanson                         1,600        Preferred       (2)
Lorraine O. Legg                          200        Preferred       (2)
                                        1,000        Common          (2)
S. Michael Lucash                          --           --           --
Lawrence P. Morris                         --           --           --
Homer McK. Rees                         1,000        Preferred       (2)
                                        5,000        Common          (2)
Micolyn M. Yalonis                         --           --           --


All Directors and
executive officers
as a group (12 persons)                 2,800        Preferred       (2)
                                       11,000        Common          (2)

(1) Unless otherwise indicated in these footnotes, the persons listed above have sole voting and investment power over the shares, subject to community property laws were applicable.
(2)      Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the period April 1, 1991 through December 1, 1995, the Company and several other Companies were self-administered through an internalized management structure (collectively, the "Participating Companies").
The structure of the self-administered management is described in Item 1.

         Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP. On February 22, 1996, the Company entered into a MPP Termination Agreement by which its interest in MPP was terminated. Under the terms of the Agreement, the Company sold its outstanding MPP stock to MPP and its proportionate interest in MPP's assets to Meridian Industrial Trust ("MIT") at fair market value. In connection with transactions, MPP was to be dissolved.

         The MPP Termination agreement further required the termination of certain other agreements between the Company and MPP, and the transfer of certain third party agreements, right in actions, rights in certain insurance policies and books and records from MPP to the Company. The Company and MPP further agreed to the release of any claims, known or unknown, against the other. The Company received par value of $3.84 per share for its stock in MPP and $71,850 for its proportionate interest in the assets of MPP. The Company subsequently received a final accounting relating to the dissolution of MPP and received the return of its original advance of funds to MPP less certain MPP expenses for December 1995.

         Effective December 7, 1995, Lorraine O. Legg was elected President and Chief Executive Officer of the Company. Legg is also President and Chief Executive Officer of TIS Financial Services and serves as a Director of the Company. Effective December 1, 1995, TIS manages the Company's assets, properties and investments in addition to performing administrative services for the Company in return for a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the Management Agreement. The Agreement further requires that TIS pay all employment expenses of its personnel performing services for the Company. Ms. Legg does not receive any compensation from the Company for her services as an Officer of the Company. Ms. Legg receives no compensation for her service as a Director of the Company.

         In addition, on December 7, 1995, following the resignations of the other senior officers of the Company affiliated with MPP, various other TIS Officers and employees were elected as officers of the Company. Those officers of the Company affiliated with TIS receive no direct compensation from the Company in exchange for their services.

================================================================================
                                     PART IV
================================================================================
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) (1) FINANCIAL STATEMENTS. The following Company financial statements are
        --------------------
        filed as part of this report:
                                                                     PAGE
   Report of Independent Public Accountants...........................27
   Consolidated Balance Sheets........................................28
   Consolidated Statements of Operations..............................29
   Consolidated Statements of Shareholders' Equity....................30
   Consolidated Statements of Cash Flows..............................31
   Supplemental Schedule of Non-Cash Transactions.....................32
   Notes to Consolidated Financial Statements.........................33


(a) (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement
        ----------------------------
        schedules are filed as part of this report:


                                                        PAGE
         Valuation and Qualifying Accounts................40
         Real Estate and Accumulated Depreciation. .......41

         Schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission which have not been included have been omitted because of the absence of conditions for which they are required or because the information is included elsewhere in this report.

(a) (3)  EXHIBITS.
         ---------

NO.                               DESCRIPTION
---                               -----------

(in accordance with Item 601 of Regulation S-K)

3.1 Amended and Restated Bylaws of the Registrant dated March 5, 1992 filed as Exhibit 3.4 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.1 Loan Agreement between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. dated as of July 14, 1989, filed as Exhibit
         10.1 to Registrant's Form 8-K dated July 14, 1989 and incorporated herein by reference.

10.2 Letter Agreement dated as of June 13, 1990 between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. filed as Exhibit
         10.8 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.3 Amendment to Loan Documents dated as of July 14, 1991 between Sierra Capital Realty Trust VIII Co. and Citicorp Real Estate, Inc. filed as
         Exhibit 10.9 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.4 Amended and Restated Promissory Note executed by Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. dated July 14, 1991 filed as Exhibit 10.11 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.5 Mortgage and Security Agreement with Assignment of Rents dated as of July 14, 1989 made by Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. filed as Exhibit 10.12 to Registrant's Form 10-K for the fiscal year ended December 31, l991 and incorporated herein by reference.

10.6 Omnibus Amendment to Security Agreements dated as of July 14, 1991 between Sierra Capital Realty Trust VIII Co. in favor of Citicorp Real Estate, Inc. filed as Exhibit 10.15 to Registrant's Form 10-K for the fiscal year ended December 31, l991 and incorporated herein by reference.

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

10.10 Employment Agreement dated July 2, 1991 by and among Sierra Real Estate Equity Trust `82, Sierra Real Estate Equity Trust `83, Sierra Real Estate Equity Trust `84 Co., Sierra Capital Realty Trust IV Co., Sierra Capital Realty Trust VI Co., Sierra Capital Realty Trust VII Co., Sierra Capital Realty Trust VIII Co., Milton K. Reeder, and Meridian Point Company, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference.

10.11 Change of Control Agreement dated December 12, 1991 among Al E. Andrews, Jr. and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as
         Exhibit 10.5l to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.12 Change of Control Agreement dated December 12, 1991 among Robert A. Dobbin and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit
         10.52 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.13 Change of Control Agreement dated December 12, 1991 among Dennis D. Higgs and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit
         10.53 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.14 Change of Control Agreement dated December 12, 1991 among Barbara J. Schuessler and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as
         Exhibit 10.55 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.15 Stock Option Agreement, effective April 1, 1991, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Company, Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.60 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.16 Amended and Restated Articles of Incorporation of Meridian Point Properties, filed March 24, 1992 filed as Exhibit 10.6l to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.17 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Thomas B. Swartz filed as Exhibit 10.62 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.18 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Thomas B. Swartz filed as Exhibit 10.63 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.19 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Robert A. Dobbin filed as Exhibit 10.64 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.20 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Milton K. Reeder filed as Exhibit 10.65 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.21 Indemnity Agreement, dated June 26, 1989, between Sierra Capital Realty Trust VIII Co. and Steven B. Sinnett filed as Exhibit 10.71 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.22 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Dennis H. Higgs filed as Exhibit 10.78 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.23 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Peter O. Hanson filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.24 Indemnity Agreement, undated, between Sierra Capital Realty Trust VIII Co. and Richard H. Hughes filed as Exhibit 10.67 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.25 Indemnity Agreement, dated July 29, 1988, between Sierra Capital Realty Trust VIII Co. and Charles L. Smythe, Jr. filed as Exhibit 10.68 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.26 Indemnity Agreement, dated August 17, 1988, between Sierra Capital Realty Trust VIII Co. and Richard S. Stanson filed as Exhibit 10.69 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.27 Indemnity Agreement, dated June 26, 1989, between Sierra Capital Realty Trust VIII Co. and William B. Stevenson filed as Exhibit 10.70 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.28 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and Kermit Mowbray filed as Exhibit 10.72 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.29 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and James B. Davis filed as Exhibit 10.73 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.30 Indemnity Agreement, effective June 6, 1991, between Sierra Capital Realty Trust VIII Co. and Lee W. Wilson filed as Exhibit 10.74 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.31 Indemnity Agreement, dated September 13, 1991, between Sierra Capital Realty Trust VIII Co. and Al E. Andrews, Jr. filed as Exhibit 10.75 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.32 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Milton K. Reeder filed as Exhibit 10.76 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.33 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Robert A. Dobbin filed as Exhibit 10.77 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.34 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and James S. McCaffrey filed as Exhibit 10.79 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.35 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Steven B. Sinnett filed as Exhibit 10.80 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.36 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust VIII Co. and Barbara J. Finnegan filed as Exhibit 10.8l to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.37 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Meridian Point Properties, Inc. filed as Exhibit
         10.82 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.38 Indemnity Agreement, dated March 5, 1992, between Sierra Capital Realty Trust VIII Co. and Meridian Point Company filed as Exhibit 10.83 to Registrant's Form 10-K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

10.39 First Amendment to Loan Agreement dated as of April 10, l992 between the Prudential Company of America and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.l to Registrant's Form 10-Q for the quarter ended March 3l, l992 and incorporated herein by reference.

10.40 Amended and Restated Employee Leasing Agreement, effective March 24, l992, among Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as
         Exhibit 10.l to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.41 Amended and Restated Registrar, Transfer Agent, Dividend Disbursement and Service Agreement, effective March 24, l992, among Meridian Point Properties, Inc. and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.42 Amendment No. l to Stock Option Agreement, effective March 24, l992, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.43 Amendment to Promissory Note dated April 10, l992 to Promissory Note dated June l4, l990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,l20,000 representing Loan No. 7-503-3l6 filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.44 Promissory Note dated June 29, l990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $3,000,000 representing Loan No. 7-503-3l7 filed as Exhibit
         10.6 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.45 Amendment to Promissory Note dated April 10, l992 to Promissory Note dated June 29, l990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $3,000,000 representing Loan No. 7-503-3l7 filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.46 Promissory Note dated October 29, l990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,725,000 representing Loan No. 7-503-3l9 filed as Exhibit
         10.10 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.47 Amendment to Promissory Note dated April 10, l992 to Promissory Note dated October 29, l990 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $8,725,000 representing Loan No. 7-503-3l9 filed as Exhibit 10.11 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.48 Amended and Restated Promissory Note dated June l4, l992 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $12,160,619.35 representing Loan No. 7-503-3l5 filed as Exhibit 10.l2 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.49 Amended and Restated Promissory Note dated June 29, l992 from Sierra Capital Realty Trust VIII Co. in favor of The Prudential Insurance Company of America in the amount of $6,389,289.l3 representing Loan No. 7-503-3l8 filed as Exhibit 10.l3 to Registrant's Form 10-Q for the quarter ended June 30, l992 and incorporated herein by reference.

10.50 Sublease dated September 11, 1992 between Chicago Title Insurance Company and Meridian Point Properties, Inc. filed as Exhibit 10.95 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.51 Indemnity Agreement effective February l, l992 between Sierra Capital Realty Trust VIII Co. and Debra H. Paul filed as Exhibit 10.96 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.52 Indemnity Agreement dated September 10, l992 between Sierra Capital Realty Trust VIII Co. and Dennis D. Higgs filed as Exhibit 10.97 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.53 Change of Control Agreement dated December 2, 1992 among Debra H. Paul and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.98 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

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

10.81 Management Agreement dated October 18, 1995 and effective December 1, 1995 by and between Meridian Point Realty Trust VIII Co. and TIS Financial Services, Inc. filed as Exhibit 10.81 to Registrant's Form 10K dated April 1, 1996, and incorporated herein by reference.

10.82 MPP Termination Agreement among Meridian Point Properties, Inc. Meridian Point Industrial Trust, Inc. Meridian Point Realty Trust VIII Co. Dated as of February 22, 1996 filed as Exhibit 10.82 to Registrant's Form 10K dated April 1, 1996, and incorporated herein by reference.



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


Dated:  March 28, 1997                 MERIDIAN POINT REALTY TRUST VIII CO.

                                       By:  /s/ Lorraine O. Legg
                                          --------------------
                                          Lorraine O. Legg
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/Lorraine O. Legg                    Dated:  March 28, 1997
----------------------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)

           /s/John E. Castello                    Dated:  March 28, 1997
----------------------------------------
John E. Castello
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

          /s/ S. Michael Lucash                   Dated:  March 28, 1997
----------------------------------------
S. Michael Lucash
Chairman and Director

       /s/ Christopher J. Doherty                 Dated:  March 28, 1997
----------------------------------------
Christopher J. Doherty
Director

           /s/ Peter O. Hanson                    Dated:  March 28, 1997
----------------------------------------
Peter O. Hanson
Director

          /s/ Lorraine O. Legg                    Dated:  March 28, 1997
----------------------------------------
Lorraine O. Legg
Director

         /s/ Lawrence P. Morris                   Dated:  March 28, 1997
----------------------------------------
Lawrence P. Morris
Director

           /s/ Homer McK. Rees                    Dated:  March 28, 1997
----------------------------------------
Homer McK. Rees
Director

        /s/ Micolyn Magee Yalonis                 Dated:  March 28, 1997
----------------------------------------
Micolyn Magee Yalonis
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------
To The Shareholders and Board of Directors of Meridian Point Realty Trust VIII
  Co.:


         We have audited the accompanying Consolidated Balance Sheets of Meridian Point Realty Trust VIII Co. (a Missouri corporation) and subsidiary as of December 31, 1996 and 1995, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust VIII Co. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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





/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

San Francisco, California
March 14, 1997

                      MERIDIAN POINT REALTY TRUST VIII CO.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                        1996               1995
                                                                                        ----               ----
ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                               $81,834,510       $81,765,163
Less:   Accumulated Depreciation                                                     (15,152,397)      (12,987,770)

                                                                                      66,682,113        68,777,393
OTHER ASSETS:
Cash and Cash Equivalents                                                              2,791,670         5,016,216
Receivables, Net of Reserves of $25,961 and $134,971
    as of December 31, 1996 and 1995, respectively                                       493,942           585,771
Notes Receivable From Affiliates                                                              --           228,000
Personal Property, Net of Accumulated Depreciation of
    $726,568 at December 31, 1995                                                             --            30,521
Capitalized Loan Costs, Net of Accumulated Amortization of
    $709,158 and $765,089 as of December 31, 1996
    and 1995, respectively                                                               108,918           213,489
Capitalized Lease Commissions, Net of Accumulated Amortization
    of $331,172 and $308,514 as of December 31, 1996
    and 1995, respectively                                                               308,835           363,504
Other Assets, Net of Accumulated Amortization of
    $365,084 and $305,295 as of December 31, 1996
    and 1995, respectively                                                             1,208,477         1,279,431
                                                                                     -----------       -----------
TOTAL ASSETS                                                                         $71,593,955       $76,494,325
                                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                                              $  7,570,281      $  7,782,168
Long-term Debt Facility                                                               20,042,420        24,259,396
Due to Affiliates                                                                        163,000           116,209
Accounts Payable                                                                       1,184,057         1,073,280
Prepaid Rent, Tenant Deposits and Other Liabilities                                      168,219           221,982
                                                                                     -----------       -----------
TOTAL LIABILITIES                                                                     29,127,977        33,453,035
                                                                                     -----------       -----------
SHAREHOLDERS' EQUITY:
Shares of Common and Preferred Stock with par value of $0.001 an aggregate of
    50,000,000 Common and Preferred Shares authorized; 1,609,937 Common Shares and 5,273,927 Preferred Shares issued and outstanding as of December 31,
    1996 and 1995, respectively                                                            6,884             6,884
Paid-in Capital                                                                       65,389,820        65,389,820
Distributions in Excess of Income                                                    (22,930,726)      (22,355,414)
                                                                                     -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                            42,465,978        43,041,290
                                                                                    -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $71,593,955       $76,494,325
                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                               ----             ----              ----
REVENUES:
Rentals from Real Estate Investments                        $9,976,457      $10,868,405       $11,886,484
Interest and Other                                             244,300          326,170           194,915
                                                            ----------      -----------       -----------
TOTAL REVENUES                                              10,220,757       11,194,575        12,081,399
                                                            ----------      -----------       -----------
EXPENSES:
Interest and Amortization of Loan Costs                      2,817,784        3,393,743         3,901,912
Property Taxes                                               1,558,852        1,536,584         1,739,159
Property Operating Costs, Including Amounts Paid
   to Related Parties of $668,309, $624,015, and
   $773,701, respectively                                    1,346,723        1,757,154         1,765,123
Legal Costs                                                    107,058           63,290           135,155
General and Administrative, Including Amounts
   Paid to Related Parties of $131,318, $168,205,
   and $140,304, respectively                                  654,173          689,036           649,763
Provision for Decrease in Net Realizable Value                      --        1,182,015         2,392,000
Depreciation and Amortization                                2,431,448        2,718,862         3,373,076
                                                            ----------      -----------       -----------
TOTAL EXPENSES                                               8,916,038       11,340,684        13,956,188
                                                            ----------      -----------       -----------
INCOME (LOSS) BEFORE GAIN ON
   DISPOSITION OF ASSETS                                     1,304,719         (146,109)       (1,874,789)
Gain on Disposition of Assets                                   47,452            1,197                --
                                                            ----------      -----------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      1,352,171         (144,912)       (1,874,789)
Extraordinary Item -
   Prepayment Penalty on Paydown of Debt                            --         (129,433)               --
                                                            ----------      -----------       -----------

NET INCOME (LOSS)                                           $1,352,171        ($274,345)      ($1,874,789)
                                                            ==========      ===========       ===========

NET INCOME (LOSS)                                           $1,352,171        ($274,345)      ($1,874,789)
Preferred Distributions Declared                            (1,476,700)      (1,476,700)       (1,160,264)
                                                            ----------      -----------       -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    ($124,529)     ($1,751,045)      ($3,035,053)
                                                            ==========      ===========       ===========

NET LOSS PER COMMON SHARE:
Loss Before Extraordinary Item                                  ($0.08)          ($1.01)           ($1.89)
Extraordinary Item - Prepayment Penalty                             --            (0.08)               --
                                                            ----------      -----------       -----------
NET LOSS PER COMMON SHARE                                       ($0.08)          ($1.09)           ($1.89)
                                                            ==========      ===========       ===========

PREFERRED DISTRIBUTIONS PAID PER SHARE                           $0.28            $0.28             $0.22
COMMON DISTRIBUTIONS PAID PER SHARE                              $0.28            $0.28             $0.22
                                                            ==========      ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                 COMMON STOCK          PREFERRED STOCK                      DISTRIBUTIONS
                                 ------------          ---------------         PAID-IN        IN EXCESS
                              SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL        OF INCOME
                              ------      ------      ------      ------       -------        ---------
BALANCE
   JANUARY 1, 1994           1,609,937     $1,610    5,273,927     $5,274    $65,389,820      ($16,764,347)
Net Loss                            --         --           --         --             --        (1,874,789)
Distributions Declared:
   Common                           --         --           --         --             --          (354,186)
   Preferred                        --         --           --         --             --        (1,160,264)
                             ---------     ------    ---------     ------    -----------       -----------
BALANCE
   DECEMBER 31, 1994         1,609,937      1,610    5,273,927      5,274     65,389,820       (20,153,586)
Net Loss                            --         --           --         --             --          (274,345)
Distributions Declared:
   Common                           --         --           --         --             --          (450,783)
   Preferred                        --         --           --         --             --        (1,476,700)
                             ---------     ------    ---------     ------    -----------       -----------
BALANCE
   DECEMBER 31, 1995         1,609,937      1,610    5,273,927      5,274     65,389,820       (22,355,414)
Net Income                          --         --           --         --             --         1,352,171
Distributions Declared:
   Common                           --         --           --         --             --          (450,783)
   Preferred                        --         --           --         --             --        (1,476,700)
                             ---------     ------    ---------     ------    -----------       -----------
BALANCE
   DECEMBER 31, 1996         1,609,937     $1,610    5,273,927     $5,274    $65,389,820      ($22,930,726)
                             =========     ======    =========     ======    ===========      ============

             The accompany notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996              1995              1994
                                                               ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                           $1,352,171        ($274,345)      ($1,874,789)
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities:
     Depreciation                                            2,253,477        2,519,491         3,096,100
     Amortization - Other                                      282,542          307,905           444,484
     Provision for Decrease in Net Realizable Value                 --        1,182,015         2,392,000
     Rent Adjustment                                                --          (16,698)          (12,615)
     Prepayment Penalty on Paydown of Debt                          --          129,433                --
     Gain on Disposition of Assets                             (47,452)          (1,197)               --
Decrease (Increase) in Accounts Receivable                      91,829          143,011           (49,647)
Decrease (Increase) in Other Assets                             14,091           56,781          (136,518)
Increase (Decrease) in Accounts Payable                        110,777         (242,078)          119,149
Increase (Decrease) in Due from/to Affiliates, net             274,791          (15,697)           76,361
Increase (Decrease) in Other Liabilities                       (53,763)          53,722           (94,079)
                                                            ----------         ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,278,463         3,842,343        3,960,446
                                                            ----------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                          (153,827)         (519,937)        (560,876)
Additions to Capitalized Lease Commissions                     (66,439)         (185,485)        (195,636)
Net Cash Received on Sale of Properties                             --         1,730,124               --
Sales (Purchases) of Personal Property                          73,603            (3,385)         (15,537)
                                                            ----------         ---------        ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                       (146,663)        1,021,317         (772,049)
                                                            ----------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Debt Facility                         (4,216,976)       (2,686,033)        (913,508)
Cash Received Due to Debt Refinancing                               --                --          141,672
Principal Payments on Mortgage Notes                          (211,887)         (194,327)         (87,201)
Distributions Paid to Shareholders                          (1,927,483)       (1,927,483)      (1,514,450)
                                                            ----------         ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES                       (6,356,346)       (4,807,843)      (2,373,487)
                                                            ----------         ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              (2,224,546)           55,817          814,910
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                         5,016,216         4,960,399        4,145,489
                                                            ----------         ---------        ---------
   END OF YEAR                                              $2,791,670        $5,016,216       $4,960,399
                                                            ==========        ==========       ==========

The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                 SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995             1994
                                                               ----             ----             ----

Disposition of Properties Due to Sale:
   Net Book Value of Disposed Assets                         $26,151      $11,563,062       $       --
   Other Assets Written-Off, Net of Other Liabilities             --          104,833               --
   Paydown of Long-Term Debt Facility                             --        9,809,535               --
   Prepayment Penalties                                           --          129,433               --
   Interest Paid in Escrow                                        --           27,650               --
   Cash Held in Escrow                                            --          175,000               --

Refinancing of Auburn Hills:
   Extinguishment of Bank Facility                                --                --       5,928,958
   Assumption of Mortgage Note Payable                            --                --       6,220,000
   Loan Costs Incurred                                            --                --          62,200
   Closing Costs                                                  --                --          87,170

The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a) ORGANIZATION. Meridian Point Realty Trust VIII Co. ("the Company") is a corporation organized for the purpose of acquiring, operating and holding for investment income-producing commercial and industrial real estate. The Company was formed as a self liquidating finite-life REIT. However, at the annual meeting of shareholders held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which will allow the Company to reinvest proceeds from the sale of property into the purchase of new property, making the Company an infinite-life REIT. The general purpose of the Company is to seek income that qualifies under the REIT provisions of the Internal Revenue Code. At such time as it is in the best interests of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Company's investments and the derivation of its income. The Company commenced operations on October 17, 1988.

         From April 1, 1991 through November 30, 1995, the Company operated under a self-administered management structure in conjunction with other commonly-sponsored real estate investment trusts (the Company and such other real estate investment trusts are collectively referred to herein as the "Companies"). Under this management structure, Meridian Point Properties, Inc. ("MPP"), leased employees to the Company at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided shareholder account maintenance and dividend reimbursement and reinvestment services. The reimbursements made to MPP were allocated among the Companies in accordance with agreements between MPP and the Companies.

         Effective December 1, 1995, the Company terminated its employee leasing agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS"). Under the agreement, the Company has retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company will pay TIS, for services rendered under the agreement, a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement, during each calendar year. (See Note 2.)

         (b) ESTIMATES AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company is currently negotiating with lenders to obtain permanent mortgage loan financing (the Permanent Financing) to pay off the entire remaining insurance facility (see Note 4). The negotiations currently contemplate that the Permanent Financing would be secured by deeds of trust on certain of the Company's real estate investments. Management believes that it is more likely than not that the Company will close on the Permanent Financing or other sources of financing to retire the insurance facility; however, there can be no assurance as to the ultimate outcome of the negotiations. The accompanying consolidated financial statements do not reflect any adjustments for this uncertainty.

         (c) CONSOLIDATION. The consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.

         (d) STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest was $2,740,085, $3,366,056 and $3,785,136 for the years ended December 31, 1996, 1995, and 1994, respectively.

         (e) INVESTMENT IN REAL ESTATE AND DEPRECIATION METHODS. In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of", investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1996 and 1995, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $5,167,000; As of December 31, 1994 the Provision was $6,772,000. Investors should consider any net realizable value provisions in evaluating realization of their investments. (See Note 3.)

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

         (f) RENTALS FROM REAL ESTATE INVESTMENTS. Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $1,203,380, $1,393,576 and $1,693,123 are included in Rentals from Real Estate Investments for the years ended December 31, 1996, 1995, and 1994, respectively.

         All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in other assets, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

         (g) CAPITALIZED LOAN COSTS. Costs incurred in obtaining long-term debt are capitalized and amortized in relation to the corresponding debt.

         (h) RECLASSIFICATIONS. Certain prior year amounts have been reclassified in the consolidated financial statements and related notes to conform to the 1996 presentation.

2.       RELATED PARTIES.

         For the three years ended December 31, 1996, the Company incurred fees and expenses for services rendered by the directors of the Company totaling $131,318, $168,205 and 140,304, respectively. Such amounts were paid directly to the directors. Prior to December 1, 1995, the Company operated under a self-administered management structure. (See Note 1)

         For the year ended December 31, 1996, the Company incurred management fees to TIS totaling $668,309, of which $163,000 was due at year end. These management fees are all included in Property Operating Costs. For the years ended December 31, 1995 and 1994, reimbursements to MPP were $624,015 and $773,701, respectively, all of which are included in Property Operating Costs.

         In accordance with agreements then existing between the Company and MPP, these reimbursements were allocated among the Companies based on (i) gross rental receipts of the Companies' properties and the Companies' relative real estate assets for property and asset management costs; and (ii) proportionate time incurred, the number of shareholders and relative real estate assets for costs incurred in conducting the Companies' daily operations.

         On October 18, 1995, the Company entered into a management agreement with TIS and terminated its employee leasing agreement with MPP effective December 1, 1995. Pursuant to the termination provisions in the agreements between the Company and MPP, the Company is obligated for its pro-rata share of any contractual obligations that MPP entered into on behalf and for the benefit of the Company. The financial impact from such contractual obligations did not have a material impact on the Company's financial position or results of operation in 1996 and management believes that any future impact will also be immaterial.

         Under the agreement with TIS, the Company has retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company will pay TIS, for services rendered under the agreement, a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement, during each calendar year. For the years ended December 31, 1996 and 1995, the Company has incurred $668,309 and $56,000, respectively, under this agreement with TIS. The Company's President and Chief Executive Officer is also an officer of TIS and serves on the board of directors of the Company.

Notes Receivable From Affiliates
--------------------------------

         In connection with the internalization of management, the Company made advances to MPP for the estimated amount of expenditures that would be incurred in conducting the daily operations of the Company. The advances were repaid in 1996.


3.       RENTAL PROPERTIES, NET.

         Rental properties, net at December 31, 1996 and 1995 consist of the following:

                                          1996                 1995
                                          ----                 ----

      Land                              $14,833,973          $14,833,973
      Buildings                          63,957,172           63,957,172
      Capital Improvements                3,040,065            2,850,979
      Construction in Progress                3,300              123,039
                                        -----------          -----------
      TOTAL                             $81,834,510          $81,765,163
                                        ===========          ===========

         There was no Provision for Decrease in Net Realizable Value for the year ended December 31, 1996 The cumulative Provision for Decrease in Net Realizable Value and net book as of December 31, 1996 are as follows:

                                       CUMULATIVE PROVISION
                                        FOR DECREASE IN NET
    PROPERTY                             REALIZABLE VALUE      NET BOOK VALUE
    --------                             ----------------      --------------

    South Sayre                           $  550,000        $  4,410,873
    Memphis #1                                31,000           1,620,116
    Memphis #8                               233,000             328,792
    Memphis #20                              781,000           2,285,321
    3821 Getwell                              94,000             500,596
    1033 East Maricopa                       420,000             611,572
    616 South 55th Avenue                    406,000           3,183,329
    2455 South 7th Street                    910,000           1,127,572
    9219 Viscount                            203,000           1,922,204
    9100 Carpenter                           322,000             682,366
    7601 Ambassador                        1,137,000           2,353,986
    7811/7901 Ambassador                      80,000           1,912,705
                                          ----------         -----------
    Subtotal                               5,167,000          20,939,432
    Total for all properties with no
      Cumulative Provision for
      Decrease in Net Realizable Value            --          45,742,681
                                          ----------         -----------
    Total                                 $5,167,000         $66,682,113
                                          ==========         ===========

         All the Company's leases relating to its rental properties are operating leases. The minimum future rental revenues from these leases as of December 31, 1996, are as follows:

                                             1997              $  8,073,849
                                             1998                 7,326,213
                                             1999                 5,897,001
                                             2000                 5,007,119
                                             2001                 4,933,781
                                             Thereafter          18,701,542

         There are currently three major tenants comprising 48% of the total rental revenue of the Company based on the projected 1997 base rent of existing leases. As of December 31, 1996, the Company's properties were 91.2% occupied. During 1997, leases covering approximately 12% of the Company's leasable space are scheduled to expire.

4.       LONG-TERM DEBT FACILITY.

FACILITY

         As of December 31, 1996 and 1995, there was outstanding $20,042,420 and $24,259,396, respectively, under a facility with an insurance company. This facility have provided the Company with financing for property acquisitions, capital improvements and general operating needs. At the present time, there is no credit availability under the insurance company facility.

INTEREST AND PRINCIPAL MATURITIES

         Under the insurance company facility, there are three outstanding advances totaling $20,042,420. These advances bear fixed interest rates for periods ranging from six months to two years. Under the existing insurance company facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.


                                                 ADVANCE AND
    NOTIONAL AMOUNT                           INTEREST MATURITY
    AS OF 12/31/96             RATE                  DATE
  -------------------- --------------------- ---------------------
       $  5,938,717            8.87%             July 1997
         11,303,016            8.87%             July 1997
          2,800,687            8.80%             July 1998
      -------------
        $20,042,420
      =============

         As detailed above, the Company's debt facility has total principal maturities of approximately $17.2 million in July 1997. The Company is currently negotiating with lenders to obtain permanent mortgage loan financing (the Permanent Financing) to pay off the entire remaining facility. The negotiations currently contemplate that the Permanent Financing would be secured by deeds of trust on certain of the Company's real estate investments. Management believes that it is more likely than not that the Company will close on the Permanent Financing or other sources of financing to retire the insurance facility; however, there can be no assurance as to the ultimate outcome of the negotiations.

         On December 10, 1996, the Company retired a fourth advance under the insurance company facility with a principal payment of $3,286,176 from the Company's cash reserve.

         On May 25, 1995, the Company sold the Kroger property located in Jackson, Mississippi (see Note 9). The net sale proceeds received from that transaction were used to make a principal payment on the insurance company facility. On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada. The Company used the net sale proceeds from the Tropicana Marketplace to pay the entire balance of an interest rate contract which was maturing in October 1995 and part of the balance of the interest rate contract maturing in December 1996. (See Note 9.)

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

         As approved by the insurance company, the property valuations as of December 31, 1996 indicate that the Company is in compliance with all covenants regarding the loan-to-value ratio which is 40%.

         On September 17, 1993, the shareholders of the Company elected four individuals as new members of the board. The election of four new board members (constituting a majority of the board) created a default under the Company's loan agreements with the insurance company. The insurance company has recently waived any claim of default in that regard.

5.       MORTGAGE NOTES PAYABLE.

         The following table presents information regarding the Company's Mortgage Notes Payable at December 31, 1996 and 1995.

                                  STATED       ANNUAL      MATURITY   BALANCE AS OF DECEMBER 31,
NAME AND LOCATION OF PROPERTY  INTEREST RATE   PAYMENTS      DATES       1996           1995
-----------------------------  -------------   --------      -----       ----           ----


Memphis #20, Memphis, TN           8.000%      $185,700     11/1/98    $1,714,643     $1,761,132
Auburn I, Auburn Hill, MI          8.875%       693,144    08/01/09     5,855,638      6,021,036

Total                                                                  $7,570,281     $7,782,168

         Principal payments are due as follows:

                                       1997                        $  259,846
                                       1998                         1,953,392
                                       1999                           315,824
                                       2000                           345,022
                                       2001                           436,702
                                       Thereafter                   4,259,495
                                                                   ----------
                                                                   $7,570,281
                                                                   ==========
         On August 11, 1994, the Company refinanced the Auburn Hills property. The loan was for $6,220,000 has a fifteen-year term with a maturity date of August 1, 2009, and bears an interest rate of 8.875% per annum. The monthly principal and interest payments are currently $57,762 and are based on a schedule specified in the loan agreement.

6.       DISTRIBUTIONS.

         The analysis below presents the amount of distributions paid to shareholders and the percentage of the distribution which the Company estimates is nontaxable for the years ended December 31, 1996, 1995 and 1994.
Nontaxable distributions are considered return of capital to shareholders.

                                    1996                 1995                 1994
                               Common Preferred     Common Preferred     Common Preferred
                              -----------------------------------------------------------

Distributions Paid Per Share  $0.280   $0.280      $0.280   $0.280      $0.220   $0.220
                              ------   ------      ------   ------      ------   ------
Nontaxable Distributions       25.00%   22.88%        100%     100%         61%       2%
Taxable Distributions          75.00%   77.12%         --%      --%         39%      98%
                              ------   ------      ------   ------      ------   ------
                              100.00%  100.00%        100%     100%        100%     100%
                              ------   ------      ------   ------      ------   ------

         Under the Company's articles of incorporation, the Board cannot declare any dividends on common shares until it has first declared dividends on the preferred shares' annual preference amount as computed under those articles.

         The preferred shares generally have a non-cumulative preferential right to such current distributions as are declared each year by the Board of Directors up to an amount equal to the lesser of (a) 6% on the aggregate adjusted stated value of preferred shares, (b) earnings and profits for the prior year, or (c) the amount legally available for distribution by the Company.

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

         During each of the years ended December 31, 1996 and 1995, distributions totaling $1,927,483 were made to shareholders. Information with regard to the declaration and payment of these distributions follows:


                                                                  Per Preferred   Per Common
     Date Declared        Record Date             Payable Date        Share         Share
     -------------        -----------             ------------        -----         -----
1996
March 12, 1996         March 19, 1996          March 29, 1996         $0.07         $0.07
June 14, 1996          June 21, 1996           June 28, 1996           0.07          0.07
September 13, 1996     September 23, 1996      September 30, 1996      0.07          0.07
December 13, 1996      December 23, 1996       December 27, 1996       0.07          0.07

1995
April 28, 1995         May 4, 1995             May 15, 1995            0.07          0.07
June 7, 1995           June 20, 1995           June 30, 1995           0.07          0.07
September 8, 1995      September 19, 1995      September 29, 1995      0.07          0.07
December 8, 1995       December 19, 1995       December 29, 1995       0.07          0.07


7.       NET LOSS PER COMMON SHARE.

         Net loss per share of common stock has been determined by dividing net loss, after deduction of preferred distributions declared, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding totaled 1,609,937 for 1996, 1995 and 1994.

8.       INCOME TAXES.

         The Company previously made an election to be taxed as a real estate investment trust ("REIT") beginning with the calendar tax year 1989. The Company continued to satisfy all of the requirements to maintain its status as a REIT for the tax years ended December 31, 1990 and 1991.

         One of the requirements for REIT qualification is that five or fewer shareholders cannot own more than 50% of the total value of the Company's outstanding stock at any time during the last half of the taxable year (the "five or fewer rule"). For purposes of this rule under 1992 and 1993 tax law, domestic pension trusts were treated as a single individual. During the last half of the year ended December 31, 1992, the Company failed to satisfy the five or fewer rule. The failure was caused, for the most part, by the decline and fluctuations in the fair market value of its preferred stock relative to its common stock and was not the result of increases in the shares held by any shareholders. The decline and fluctuations in the fair market value of its preferred and common stock were due in part to recent declines in real estate values coupled with the preferred shareholders' liquidation preference.

         As a result of its loss of REIT status, the Company was taxed as a regular corporation beginning with the tax year ended December 31, 1992. Accordingly, any of the Company's taxable income remaining after utilizing any available net operating loss carryovers, would have been subject to federal and state corporate income tax. However, the Company had no material federal or state tax liability for 1992 or 1993.

         Under applicable tax rules, the Company would have been prohibited from re-electing REIT status for a five year period (i.e. until calendar year 1997) unless: (1) the Company satisfied all of the REIT requirements including, but not limited to, the five or fewer rule; and (2) the Company had received permission from the Internal Revenue Service ("IRS") under a special procedure. With respect to item (1), the Company should be able to satisfy all of the REIT requirements, but most importantly, satisfy the five or fewer rule beginning with the calendar year 1994 because of an amendment to the five or fewer rule. The amendment, which became effective on January 1, 1994, allowed the Company to "look-through" to the beneficiaries of a domestic pension trust and treat each beneficiary as owning stock in the Company in proportion to the beneficiary's actuarial interest in the domestic pension trust for purposes of the five or fewer rule. With respect to item (2), the Company's formal request for re-election of REIT status was granted by the IRS effective January 1, 1994.

         The Company made an election to be taxed as a REIT beginning with the calendar year 1994. Under certain circumstances, loss of REIT status may result in the imposition of federal and state corporate level tax on certain "built-in-gains" (if any) with respect to Company properties that exist on the date of its re-election of REIT status. The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements (see Note 6). Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

9.        DISPOSITION OF PROPERTIES.

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

         On July 24, 1995, the Company sold the Tropicana Marketplace located in Las Vegas, Nevada for a selling price of $10,218,000. Net proceeds amounted to $9,644,065 after (i) $398,935 of adjustments for closing costs, interest earned and pro-rations, and (ii) adjustment for an escrow holdback amounting to $175,000. The net proceeds from the sale and additional funds of $322,553 deposited by the Company into an escrow account totaling $9,966,618 were remitted to the insurance company as additional principal reduction totaling $9,809,535, prepayment penalties amounting to $129,433, and an interest payment of $27,650. As a result of this payment, an interest rate contract maturing in October 1995 with a notional amount of $5,541,419 was paid off completely, and the amount due in December 1996 was reduced. (See Note 4)

         In connection with the sale, the Company recognized a Loss on Sale of Property of $156,060. The property had previously been written down to its estimated net realizable value. Subsequent to July 24, 1995, the Company received a partial refund of the $175,000 escrow holdback in the amount of $126,393, reflecting deductions totaling $50,000 that were incurred in connection with the settlement of tenant disputes outstanding on the date the Tropicana Marketplace property was sold. The refund includes interest earned on the escrow holdback in the amount of $1,393. The $50,000 deduction is included in the Loss on Sale of Property.

         In 1996, the Company sold all of its personal property for $73,603 resulting in a gain of $47,452.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                          BALANCE                                BALANCE
                        BEGINNING OF   CHARGED TO                 END OF
        DESCRIPTION         YEAR        EXPENSE     DEDUCTIONS     YEAR
        -----------         ----        -------     ----------     ----

1994
Reserve for Bad Debts     155,758       (38,480)          --     117,278

1995
Reserve for Bad Debts     117,278       201,281     (183,588)    134,971

1996
Reserve for Bad Debts     134,971       (38,121)     (70,889)     25,961

                      MERIDIAN POINT REALTY TRUST VIII CO.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                                                             COSTS CAPITALIZED
                                             INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                             -----------------------     -------------------------
                                                                                                       NET REALIZABLE
                                                                                           RENTAL          VALUE
DESCRIPTION                ENCUMBRANCES        LAND        BUILDING      IMPROVEMENTS    GUARANTEES   WRITEDOWNS (3)
------------------------- ---------------- ------------- -------------- --------------- ------------- ----------------
Office Building
  Auburn Hills, MI           $5,855,638    $  1,990,705   $11,665,913     $                $             $
                                                                                  --             --               --

Warehouse/Distribution
  Lavergne, TN                                1,693,892    11,866,236             --                              --
  Bedford Park, IL                              851,483     5,157,273         95,670                        (550,000)
  Memphis, TN                 1,714,643       3,215,594    12,872,967      1,549,293                      (1,139,000)

  Richland, MS                                  203,949     2,345,404        151,175        (132,127)             --
  Chino, CA                                   3,416,095     7,259,203             --              --              --
  Phoenix, AZ                                 2,488,197     9,952,790        266,425        (227,129)     (1,736,000)
  Dallas, TX                                  2,085,889     7,251,811        980,802              --      (1,742,000)
                            -----------     -----------   -----------    -----------       ---------      ----------
Total                        $7,570,281     $15,945,804   $68,371,597     $3,043,365       ($359,256)    ($5,167,000)
                            ===========     ===========   ===========     ==========       =========     ===========


                                                                    GROSS AMOUNT
                                                              CARRIED AT END OF PERIOD
                                                              ------------------------
                                         BUILDINGS &                  ACCUMULATED       DATE OF        DATE OF      DEPRECIABLE
DESCRIPTION                   LAND       IMPROVEMENTS     TOTAL (2)   DEPRECIATION    CONSTRUCTION   ACQUISITION       LIFE
-----------                   ----       ------------     ---------   ------------    ------------   -----------       ----
Office Building
  Auburn Hills, MI        $1,990,705     $11,665,913     $13,656,618    $2,670,635      1986-87        12/27/88        35 yrs.


Warehouse/Distribution
  Lavergne, TN             1,693,892      11,866,236      13,560,128     2,544,329      1988-89        06/28/89        35 yrs.
  Bedford Park, IL           773,544       4,780,882       5,554,426     1,143,564        1975         08/04/89        35 yrs.
  Memphis, TN              2,962,554      13,536,300      16,498,854     3,263,419      1968-82        12/21/89 &      35 yrs.
                                                                                                       04/27/90
  Richland, MS               193,379       2,375,022       2,568,401       574,390      1984-89        12/21/89        35 yrs.
  Chino, CA                3,416,095       7,259,203      10,675,298     1,435,031        1982         01/31/90        35 yrs.
  Phoenix, AZ              2,095,571       8,648,712      10,744,283     1,818,601      1987-89        06/29/90        35 yrs.
  Dallas, TX               1,708,233       6,868,269       8,576,502     1,702,428      1958-68        10/29/90        35 yrs.
                         -----------     -----------     -----------   -----------      -------       ---------        ------
Total                    $14,833,973     $67,000,537     $81,834,510   $15,152,397
                         ===========     ===========     ===========   ===========



A Reconciliation of Cost and Accumulated Depreciation for the Years ended December 31, 1996, 1995 and 1994 is as follows:


                                                                1996                           1995
                                                                    ACCUMULATED                     Accumulated
                                                          COST      DEPRECIATION          Cost      Depreciation
                                                          ----      ------------          ----      ------------
      Balance at Beginning of Year                      $81,765,163  $12,987,770       96,820,813    $13,350,872

     Additions during period
       Capital Improvements                                 153,827          --           519,937             --
       Depreciation                                              --    2,249,107                --     2,467,408
     Provision for Decrease in Net Realizable Value              --          --        (1,182,015)            --
     Deletions                                              (84,480)     (84,480)        (358,256)      (358,256)
     Cost of Real Estate Disposed (1)                            --          --       (14,035,316)    (2,472,254)
                                                        ------------------------      --------------------------
     Balance at End of Year                             $81,834,510  $15,152,397      $81,765,163    $12,987,770
                                                        ========================      ==========================



                                                                 1994
                                                                      ACCUMULATED
                                                          COST       DEPRECIATION
                                                          ----       ------------

     Balance at Beginning of Year                      $98,968,496     $10,839,42

     Additions during period
       Capital Improvements                                560,876             --
       Depreciation                                             --      2,828,003
     Provision for Decrease in Net Realizable Value     (2,392,000)            --
     Deletions                                            (316,559)      (316,559)
     Cost of Real Estate Disposed (1)                           --             --
                                                       --------------------------
     Balance at End of Year                            $96,820,813    $13,350,872
                                                       ==========================


(1) Represents the property basis of Kroger and Tropicana Marketplace, net of Decrease in Net Realizable Value, which were disposed on May 25, 1995 and July 24, 1995, respectively.
(2) The aggregate cost for Federal Income Tax purposes was approximately $87,000,000.
(3) Represents the cumulative Provision for Decrease in Net Realizable Value at December 31, 1996 and 1995, which is measured as the amount by which the carrying value of the properties exceeds their respective current estimated fair values.