Form 10-Q
period 1997-03-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1997-05-15
CIK 828957

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                           ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended:  MARCH 31, 1997

                                      OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  1-10547

                     MERIDIAN POINT REALTY TRUST VIII CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MISSOURI                                   94-3058019
           --------                                   ----------
(State or other jurisdiction of               (I.R.S. Employer I.D. Number)
incorporation or organization)

      655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 274-1808


                                     NONE
--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X             No
                                ---                ---

  Indicate the number of shares outstanding of the common and preferred stock as of the latest practicable date:

      SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997: 1,609,937 SHARES OF PREFERRED STOCK OUTSTANDING AS OF APRIL 30, 1997: 5,273,927

--------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:        CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                                             1997            1996
-----------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                   $ 81,849,028    $ 81,834,510
Less:   Accumulated Depreciation                                          (15,710,139)    (15,152,397)
-----------------------------------------------------------------------------------------------------
                                                                           66,138,889      66,682,113
OTHER ASSETS:
Cash and Cash Equivalents                                                   2,820,662       2,791,670
Receivables, Net of Reserves of $-0- and $25,961 as of
  March 31, 1997 and December 31, 1996, respectively                          614,324         493,942
Capitalized Loan Costs, Net of Accumulated Amortization of
  $735,297 and $709,158 as of March 31, 1997 and
  December 31, 1996, respectively                                              82,778         108,918
Capitalized Lease Commissions, Net of Accumulated
  Amortization of $364,016 and $331,172 as of
  March 31, 1997 and December 31, 1996, respectively                          316,581         308,835
Other Assets, Net of Accumulated Amortization of $384,440 and
  $365,084 as of March 31, 1997 and December 31, 1996,
  respectively                                                              1,156,080       1,208,477
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 71,129,314    $ 71,593,955
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                                   $  7,514,382    $  7,570,281
Long-term Debt Facility                                                    19,936,282      20,042,421
Due to Affiliates                                                             153,000         163,000
Accounts Payable                                                              889,755       1,184,057
Tenant Deposits and Other Liabilities                                         158,665         168,218
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          28,652,084      29,127,977
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Shares of Common and Preferred Stock, par value $0.001; an
  aggregate of 50,000,000 Common and Preferred Shares
  authorized; 1,609,937 Common Shares and 5,273,927 Preferred
  Share issued and outstanding as of March 31, 1997 and
  December 31, 1996, respectively                                               6,884           6,884
Paid-in Capital                                                            65,389,820      65,389,820
Distributions in Excess of Income                                         (22,919,474)    (22,930,726)
-----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 42,477,230      42,465,978
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 71,129,314    $ 71,593,955
=====================================================================================================

        The accompanying notes are an integral part of these statements.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                  1997           1996
----------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                           $2,659,157     $2,304,672
Interest and Other                                                 37,904         41,967
----------------------------------------------------------------------------------------
TOTAL REVENUES                                                  2,697,061      2,346,639
----------------------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Loan Costs                           632,041        716,833
Property Taxes                                                    398,877        468,704
Property Operating Costs                                          358,856        333,395
General and Administrative                                        209,363        229,770
Depreciation and Amortization                                     604,801        616,675
----------------------------------------------------------------------------------------
TOTAL EXPENSES                                                  2,203,938      2,365,377
----------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE GAIN ON DISPOSITION OF ASSETS                493,123        (18,738)
Gain on Disposition of Assets                                          --         47,452
----------------------------------------------------------------------------------------

NET INCOME                                                     $  493,123     $   28,714
========================================================================================

NET INCOME                                                     $  493,123     $   28,714
Preferred Distributions Declared                                 (369,175)      (369,175)
----------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS             $  123,947     $ (340,461)
========================================================================================

NET INCOME (LOSS) PER COMMON SHARE                                  $0.08         $(0.21)
========================================================================================

PREFERRED DISTRIBUTIONS PER SHARE                                   $0.07          $0.07
COMMON DISTRIBUTIONS PER SHARE                                      $0.07          $0.07
========================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                        1997          1996
---------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $  493,123    $   28,714
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation                                                         557,742       571,887
  Amortization - Other                                                  78,339        70,930
  Gain on Disposition of Assets                                             --       (47,452)
Decrease (Increase) in Accounts Receivable                            (120,382)      134,484
Decrease in Accounts Payable                                          (294,302)      (89,594)
Net Change in Other Assets and Other Liabilities                        13,489       (73,508)
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              728,009       595,461
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                   (14,518)      (20,240)
Additions to Capitalized Lease Commissions                             (40,590)      (23,618)
Net Cash Received on Sale of Properties                                     --        73,603
---------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (55,108)       29,745
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Debt Facility                                   (106,139)     (225,666)
Principal Payments on Mortgage Notes Payable                           (55,899)      (51,266)
Distributions Paid to Shareholders                                    (481,871)     (481,871)
---------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (643,909)     (758,803)
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    28,992      (133,597)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,791,670     5,016,216
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $2,820,662    $4,882,619
============================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1.   GENERAL.

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

     Cash paid for interest was $606,944 and $690,690 for the three months ended March 31, 1997 and 1996, respectively.

4.   RENTALS FROM REAL ESTATE INVESTMENTS.

     Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures for the three months ended March 31, 1997 and 1996 totaled $433,838 and $192,825, respectively.

5.   INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of

March 31, 1997 and December 31, 1996, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000. This amount was recorded in years prior to 1996.

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

6.   DEBT FACILITY.

     As of March 31, 1997 and December 31, 1996, there was outstanding under a facility with an insurance company $19,936,282 and $20,042,421, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs. These advances bear fixed interest rates for periods ranging from three months to two years. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                             ADVANCE AND
                NOTIONAL AMOUNT           INTEREST MATURITY
                 AS OF 3/31/97    RATE          DATE
             ----------------------------------------------
                    $ 5,906,881   8.87%   July 1997
                     11,242,420   8.87%   July 1997
                      2,786,981   8.80%   July 1998
                    -----------
                    $19,936,282
                    ===========

     As detailed above, the Company's debt facility has total principal maturities of approximately $17.1 million in July 1997. The Company is currently negotiating with lenders to obtain permanent mortgage loan financing (the "Permanent Financing") to pay off the entire remaining facility. The negotiations currently contemplate that the Permanent Financing would be secured by deeds of trust on certain of the Company's real estate investments. Management believes that it is more likely than not that the Company will close on the Permanent Financing or other sources of financing to retire the insurance facility; however, there can be no assurance as to the ultimate outcome of the negotiations.

7.   DISPOSITION OF PROPERTY.

     In 1996 the Company sold all of its personal property for $73,603 resulting in a gain on sale of $47,452.

8.   NET INCOME (LOSS) PER COMMON SHARE.

     Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the three months ended March 31, 1997 and 1996 was 1,609,937.

9.   INCOME TAXES.

     The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1997. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996.

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

     On March 7, 1997, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. In addition, at that meeting the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, 1997, respectively.

11.  MANAGEMENT AGREEMENT.

     Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The agreement is on a month-to-month basis. The Company pays a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. This agreement requires that TIS pay the employment expenses of its personnel.

     Under the management agreement with TIS, the Company accrued $155,000 and $150,000 as the estimated management fee for the three months ended March 31, 1997 and 1996, respectively. This amount is included in Property Operating Costs. During the three months ended March 31, 1996, the Company accrued $150,000 as the estimated management fee.

12.  SUBSEQUENT EVENTS

     On April 10, 1997, the Company announced that it had concluded an agreement for the sale of its Interchange D property in Richland, Mississippi for $3,050,000. On April 21, 1997, the Company announced that it had entered into a letter of intent for the sale of its industrial property in Bedford Park, Illinois for $5,420,000. On April 30, 1997, the Company announced that it had entered into letters of intent to acquire three properties aggregating 71,428 square feet in Palm Beach County, Florida.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company owns a geographically diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or
(b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                              MARCH 31,
                                                              ---------
                                                         1997            1996
                                                         ----            ----
       Cash flows provided by (used in):
         Operating activities                         $ 728,009       $ 595,461
         Investing activities                           (55,108)         29,745
         Financing activities                          (643,909)       (758,803)


     In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income
(loss) adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains from the sale of property and net realizable value (NRV) provisions. A reconciliation of the Company's net income to Funds From Operations is as follows:

                                      FOR THE THREE MONTHS ENDED
                                      ---------------------------
                                               MARCH 31,
                                               ---------
                                          1997           1996
                                          ----           ----

      Net income                         $  493,123     $ 28,714
      Reconciling items:
        Depreciation and amortization       604,801      616,675
        Gain on sales of property                --      (47,452)
                                         ----------     --------
      Funds from operations              $1,097,924     $597,937
                                         ==========     ========

     The increase in Funds From Operations of $499,987 for the three months ended March 31, 1997 as compared with the same period in 1996 is primarily the result of the increase in the accrual of expense recaptures described below (an increase of approximately $241,000) which is primarily a refinement in the timing of recording such accruals, together with lower interest and property tax expense. However, as described below, much of the increase relates to the timing of recording certain transactions in the year ended December 31, 1996 rather than a change in the results of operations.

     The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, and
(iii) principal payments under its long-term debt facilities and mortgage notes payable. During the first three months of 1997, Funds From Operations were sufficient to fully fund the Company's cash needs. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, (i) unanticipated decreases in revenues and/or unanticipated increases in expenses, (ii) an unanticipated decrease in property values resulting in additional required principal payments, or (iii) renegotiation of the Company's debt facility on terms unfavorable to the Company (see Note 6 to the Company's financial statements) could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

     Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of March 31, 1997, the Company's properties were 97% occupied. Through the end of 1997, leases covering approximately 13% of the Company's leased space are scheduled to expire.

     As of March 31, 1997, the Company had cash and cash equivalents of approximately $2.8 million.

     Based on management's estimates of the values as of December 31, 1996, the Company is in compliance with all covenants contained in the loan agreement for its facility. The lender, however, has complete discretion regarding valuations and is currently reviewing management's estimates of value. If the lender were to calculate a loan-to-value ratio greater than 55%, the Company would have to make an Excess Cash payment, and the Company's dividends could be restricted. (See Note 6 to the Company's financial statements.)

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

     Capital expenditures for the three months ended March 31, 1997 and 1996 totaled $55,108 and $43,858, respectively.

     On April 10, 1997, the Company announced that it had concluded an agreement for the sale of its Interchange D property in Richland, Mississippi for $3,050,000. On April 21, 1997, the Company announced that it had entered into a letter of intent for the sale of its industrial property in Bedford Park, Illinois for $5,420,000. On April 30, 1997, the Company announced that it had entered into letters of intent to acquire three properties aggregating 71,428 square feet in Palm Beach County, Florida.

     During the three months ended March 31, 1997 and the three months ended March 31, 1996, distributions totaling $481,871 were made to shareholders. On March 7, 1997, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. At the March 7, 1997 meeting, the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share, payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, respectively. On March 12, 1996, the Board declared dividends in the same amounts payable March 29, 1996 to shareholders of record on March 19, 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS.

     Rentals from Real Estate Investments totaled $2,659,157 and $2,304,672 for the three months ended March 31, 1997 and 1996, respectively. The increase of $354,485 in 1997 is primarily due to the increased accrual of expense recaptures which totaled $433,838 in 1997 as compared to $192,825 in 1996. The increase results from a refinement in the timing of recording expense recapture accruals.In addition, base rental income of $104,087 was not recorded in the three months ended March 31, 1996 as it was the subject of legal action at the time. This amount was subsequently received and recorded in the quarter ended June 30, 1996.

     Compared to the same period in 1996, Interest and Other revenue decreased by $4,063 to $37,904 for the three month period ended March 31, 1996. The decrease is primarily due to decreases in the Company's average cash balances available for investment.

     Interest and Amortization of Loan Costs for the three months ended March 31, 1997 decreased by $84,792 as compared to the comparable prior year period because of principal paydowns on the mortgage notes payable and debt facility. The average debt outstanding during the three months ended March 31, 1997 was $29,879,661 as compared to $31,903,098 during the comparable prior year period.

     Property Taxes totaled $398,877 and $468,704 for the three months ended March 31, 1997 and 1996, respectively. The decrease of $69,827 is primarily due to a decrease in the assessed values of the Company's properties with a consequent reduction in property taxes.

     Property Operating Costs for the three months ended March 31, 1997 were $25,461 more than in the comparable period of the prior year. The increase primarily relates to the absorption of utility costs of a vacant property. In 1996 these costs were paid directly by the tenant.

     Compared to the same period in 1996, General and Administrative costs decreased by $20,407 to $209,363 for the three month period ended March 31, 1997. This decrease is primarily due to lower legal fees in 1997 than in 1996. The 1996 expense included costs incurred in connection with the Company's termination of the employee leasing agreement with MPP.

     Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the three months ended March 31, 1997 and 1996, these expenses totaled $604,801 and $616,675, respectively. The decrease of $11,874 during 1997 compared to 1996, is primarily due to the sale of all the Company's personal property in the 1996 quarter.

     During the three months ended March 31, 1997, the Company sold all of its personal property at a gain of $47,452.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:  None

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REGISTRANT

                              MERIDIAN POINT REALTY TRUST VIII CO.



May 9, 1997                   By:  /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



May 9, 1997                   By:  /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)