Form 10-Q
period 1997-06-30
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1997-08-14
CIK 828957

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarter period ended:  JUNE 30, 1997

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  1-10547

                      MERIDIAN POINT REALTY TRUST VIII CO.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       MISSOURI                                           94-3058019
 ------------------------                          --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
incorporation or organization)

       655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 274-1808


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

                           Yes    X             No
                                ----               ----

  Indicate the number of shares outstanding of the common and preferred stock as of the latest practicable date:

       SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1997: 1,609,937 SHARES OF PREFERRED STOCK OUTSTANDING AS OF JULY 31, 1997: 5,273,927

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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                                                1997                 1996
---------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                      $ 80,211,400           $ 81,834,510
Less:   Accumulated Depreciation                                             (15,654,049)           (15,152,397)
---------------------------------------------------------------------------------------------------------------
                                                                              64,557,351             66,682,113
Other Assets:
Cash and Cash Equivalents                                                      6,908,970              2,791,670
Receivables, Net of Reserves of $-0- and $25,961 as of
 June 30, 1997 and December 31, 1996, respectively                               792,781                493,942
Capitalized Loan Costs, Net of Accumulated Amortization of
 $761,436 and $709,158 as of June 30, 1997 and
 December 31, 1996, respectively                                                 211,861                108,918
Capitalized Lease Commissions, Net of Accumulated
 Amortization of $361,525 and $331,172 as of
 June 30, 1997 and December 31, 1996, respectively                               282,664                308,835
Other Assets, Net of Accumulated Amortization of $403,797 and
 $365,084 as of June 30, 1997 and December 31, 1996,
 respectively                                                                  1,067,384              1,208,477
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 73,821,011           $ 71,593,955
===============================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                                      $  7,457,261           $  7,570,281
Construction Loan Payable                                                      1,720,890                     --
Long-term Debt Facility                                                       19,827,774             20,042,421
Due to Affiliates                                                                150,000                163,000
Accounts Payable                                                               1,046,630              1,184,057
Tenant Deposits and Other Liabilities                                            126,197                168,218
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             30,328,752             29,127,977
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock, par value $0.001; an
 aggregate of 50,000,000 Common and Preferred Shares
 authorized; 1,609,937 Common Shares and 5,273,927 Preferred
 Shares issued and outstanding as of June 30, 1997 and
 December 31, 1996, respectively                                                   6,884                  6,884
Paid-in Capital                                                               65,389,820             65,389,820
Distributions in Excess of Income                                            (21,904,445)           (22,930,726)
---------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    43,492,259             42,465,978
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 73,821,011           $ 71,593,955
===============================================================================================================

        The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                    1997              1996              1997               1996
---------------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments               $2,532,021        $2,238,121        $5,191,178         $ 4,542,793
Interest and Other                                     38,069            62,308            75,973             104,275
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                      2,570,090         2,300,429         5,267,151           4,647,068
---------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest and Amortization of Loan Costs               632,239           684,916         1,264,280           1,375,606
Property Taxes                                        377,492           110,899           776,369             579,603
Property Operating Costs                              297,933           369,175           656,789             702,570
General and Administrative                            262,016           218,595           471,379             448,365
Depreciation and Amortization                         608,798           622,251         1,213,599           1,265,069
---------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                      2,178,478         2,005,836         4,382,416           4,371,213
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Gain on
 Sale of Property                                     391,612           294,593           884,735             275,855
Gain on Sale of Property                            1,059,484                --         1,059,484              47,452
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $1,451,096        $  294,593        $1,944,219         $   323,307
=====================================================================================================================


Net Income                                         $1,451,096        $  294,593        $1,944,219         $   323,307
Less Preferred Distributions Declared                (323,372)         (369,175)         (692,547)           (738,349)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO
 COMMON SHAREHOLDERS                               $1,127,724        $  (74,582)       $1,251,672         $  (415,042)
=====================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE                 $     0.70            ($0.05)       $     0.78              ($0.26)
=====================================================================================================================

PREFERRED DISTRIBUTIONS PAID PER SHARE             $     0.07        $     0.07        $     0.14         $      0.14
=====================================================================================================================
COMMON DISTRIBUTIONS PAID PER SHARE                $     0.07        $     0.07        $     0.14         $      0.14
=====================================================================================================================

        The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                             1997                   1996
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 1,944,219            $   323,307
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation of Rental Properties                                            1,113,403              1,127,518
  Amortization - Other                                                           162,755                137,551
  Gain on Disposition of Assets                                               (1,059,484)               (47,452)
Decrease (Increase) in Accounts Receivable                                      (298,839)               388,774
Decrease in Accounts Payable                                                    (126,343)              (114,893)
Net Change in Other Assets and Other Liabilities                                  59,318                285,063
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,795,029              2,099,868
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                            (945,291)               (45,345)
Additions to Capitalized Lease Commissions                                       (71,624)               (34,420)
Additions to Capitalized Loan Costs                                             (155,221)                    --
Net Cash Received on Sale of Properties                                        3,019,122                 73,603
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            1,846,986                 (6,162)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS fROM FINANCING ACTIVITIES:
Proceeds from Construction Loan Payable                                        1,720,890                     --
Principal Payments on Debt Facility                                             (214,647)              (455,957)
Principal Payments on Mortgage Notes Payable                                    (113,020)              (103,650)
Distributions Paid to Shareholders                                              (917,938)              (963,741)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              475,285             (1,523,348)
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      4,117,300                570,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,791,670              5,016,216
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 6,908,970            $ 5,586,574
===============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  GENERAL.

        Meridian Point Realty Trust VIII Co. ("the Company") is a corporation organized for the purpose of acquiring, operating and holding for investment income-producing commercial and industrial real estate. The Company was formed as a self liquidating REIT. At the annual meeting of shareholders held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which will allow the Company to reinvest proceeds from the sale of property into the purchase of new property, effectively making the Company an infinite-life REIT. The general purpose of the Company is to seek income that qualifies under the REIT provisions of the Internal Revenue Code. At such time as it is in the best interests of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Company's investments and the derivation of its income. The Company commenced operations on October 17, 1988.


2.  CONSOLIDATION.

        The consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  STATEMENTS OF CASH FLOWS.

        For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

        Cash paid for interest was $603,353 and $686,478 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996 was $1,210,296 and $1,378,700.

4.  RENTALS FROM REAL ESTATE INVESTMENTS.

        Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures for the prior year which are overbilled are refunded to the lessees. Expense Recaptures of $305,418 and ($24,667) were included in (or reduced from) Rentals from Real Estate Investments for the three months ended June 30, 1997 and 1996, respectively. Expense Recaptures for the six months ended June 30, 1997 and 1996 totaled $739,256 and $168,158, respectively.

5.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

        Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for

Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of June 30, 1997 and December 31, 1996, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000. This amount was recorded in years prior to 1996.

        Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related lease.

6.  DEBT FACILITY.

        As of June 30, 1997 and December 31, 1996, there was outstanding under a facility with an insurance company $19,827,774 and $20,042,421, respectively. This facility has provided the Company with financing for property acquisitions, capital improvements, and general operating needs. These advances bear fixed interest rates. Under the existing facility agreements, the various advances and the corresponding interest rate contracts mature on the dates specified below.

                                             ADVANCE AND
            NOTIONAL AMOUNT               INTEREST MATURITY
             AS OF 6/30/97       RATE           DATE
            ----------------------------------------------
             $ 5,874,333         8.87%         July 1997
              11,180,470         8.87%         July 1997
               2,772,971         8.80%         July 1998
             -----------
             $19,827,774
             ===========

       On July 30, 1997 this facility was retired and paid off in full. In its place, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of July 2007 and bears interest at 8.06%. In addition to this loan, the Company used approximately $7.3 million of proceeds from an interim construction loan secured by its property in La Vergne, Tennessee (See Note 7). The Company has a commitment from an insurance company for permanent financing on the La Vergne facility for $12,000,000 at a rate of 7.83% and expects to close this loan in September 1997.

7.     ADDITIONS TO RENTAL PROPERTIES

       The Company has commenced a major expansion of its Waldenbooks facility in La Vergne, TN. As of June 30, 1997, $858,719 had been spent on that project which, at completion is estimated to cost $5,255,000. In addition, the Company has made of deposit of $60,000 for the acquisition for $6,040,000 of three properties aggregating 71,428 square feet in Palm Beach County, FL. This acquisition is expected to be completed in August 1997. These costs are included in Rental Properties.

       In connection with the Waldenbooks expansion, the Company has obtained an interim construction loan from a Tennessee bank. Under the loan agreement, the Company may borrow up to $13 million, a portion of which is to be used to fund interim settlement of the long-term debt facility (see Note 6). The construction loan bears interest at LIBOR plus 1.75% and is due September 30, 1997. At June 30, 1997, $1,720,890 had been borrowed under this loan.

8.      DISPOSITION OF PROPERTY.

        On June 13, 1997, the Company sold the Interchange D building in Jackson, MS for $3,050,000 less closing costs of $30,878. The sale resulted in a gain on disposition of assets of $1,059,484.

        In May 1997, the Company entered into an agreement to sell its Bedford Park, Illinois property. The sales price is $5,420,000. After adjustment for closing costs, this sale is estimated to result in a gain on disposition of assets of approximately $800,000. The anticipated closing date is October 1997.

        In 1996 the Company sold all of its personal property for $73,603 resulting in a gain on sale of $47,452.

9.      NET INCOME (LOSS) PER COMMON SHARE.

        Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the six months ended June 30, 1997 and 1996 was 1,609,937.

10.     INCOME TAXES.

        The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1997. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996.

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

        On March 7, 1997, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. In addition, at that meeting the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, 1997, respectively. In addition to the previously declared dividend on the preferred stock, on June 18, 1997, the Board declared dividends in the amount of $0.07 per common share, payable on June 30, 1997 to shareholders of record on June 19, 1997.

       The Company believes that at least 654,327 shares are held by Richard Osborne and Turkey Vulture Fund XIII in violation of Section 6.5 of the Company's bylaws, which prohibits ownership of shares by any person, directly or indirectly, in excess of 9.8% of the Company's total outstanding shares. Those 654,327 shares are thereby bering treated as Excess Shares pursuant to the bylaws, not entitled to vote (see Part II, Item 4) and not entitled to the payment of dividends. As a result, a total of $45,802.89 was withheld from dividend distribution to Turkey Vulture Fund XIII on June 30, 1997.

12.     MANAGEMENT AGREEMENT.

        Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The agreement is on a month-to-month basis. The Company pays a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. This agreement requires that TIS pay the employment expenses of its personnel. The current management agreement will expire by its terms on December 31, 1997, subject to two three (3) month extensions at the option of the Company.

       Under the management agreement with TIS, the Company accrued $312,164 and $333,441 as the estimated management fee for the six months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 and 1996, the management fee was $157,164 and $188,432, respectively. These amounts are included in Property Operating Costs.



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

LIQUIDITY AND CAPITAL RESOURCES.

       The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                       ----------------------------
                                           1997           1996
                                       ------------   -------------
  Cash flows provided by (used in):
      Operating activities               $1,795,029    $ 2,099,868
      Investing activities                1,846,986         (6,162)
      Financing activities                  475,285     (1,523,348)

       In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions, gains from the sale of property and net realizable value (NRV) provisions. A reconciliation of the Company's net income to Funds From Operations is as follows:

                                         FOR THE SIX MONTHS ENDED
                                         ------------------------
                                                 JUNE 30,
                                                 -------
                                           1997            1996
                                           ----            ----

 Net income                             $ 1,944,219      $  323,307
 Reconciling items:
   Depreciation and amortization          1,185,167       1,179,982
   Gain on sales of property             (1,059,484)        (47,452)
                                        -----------      ----------
 Funds from operations                  $ 2,069,902      $1,455,837
                                        ===========      ==========

        The increase in Funds From Operations of $614,065 for the six months ended June 30, 1997 as compared with the same period in 1996 is primarily the result of the increase in the accrual of expense recaptures described below (an increase of approximately $571,000) which is primarily a refinement in the timing of recording such accruals, together with lower interest and property tax expense. However, as described below, much of the increase relates to the timing of recording certain transactions in the year ended December 31, 1996 rather than a change in the results of operations.

        The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses and interest expense, (ii) capital improvements, and (iii) principal payments under its long-term debt facilities and mortgage notes payable. During the first six months of 1997, Funds From Operations were sufficient to fully fund the Company's cash needs. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, (i) unanticipated decreases in revenues and/or unanticipated increases in expenses, (ii) an unanticipated decrease in property values resulting in additional required principal payments, or (iii) renegotiation of the Company's debt facility on terms unfavorable to the Company (see Note 6 to the Company's financial statements) could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

        Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of June 30, 1997, the Company's properties were 94% occupied. Through the end of 1997, leases covering approximately 8% of the Company's leased space are scheduled to expire.

        As of June 30, 1997, the Company had cash and cash equivalents of approximately $6.9 million.

        The Company has previously determined that a soil settlement problem exists at the 1033 East Maricopa property in Phoenix, Arizona. In that regard, the Company instituted a lawsuit against the entity from which the property was purchased and a related party in 1994. During the third quarter of 1996, the Company settled the lawsuit in return for monetary consideration. The amount of the settlement will offset, to a material extent, any costs to rehabilitate the property. Furthermore, the Company is now investigating the possibility of insurance recoveries regarding this property. The tenant has recently vacated the property and the Company has commenced the rehabilitation project.

        Capital expenditures for improvements and additions to rental properties for the six months ended June 30, 1997 and 1996 totaled $945,291 and $45,345, respectively. Expenditures for amortizable lease commissions and loan costs totaled $226,845 and $34,420 during the six months ended June 30, 1997 and 1996, respectively.

        On June 13, 1997, the Company concluded the sale of its Interchange D property in Richland, Mississippi for $3,050,000 resulting in a gain on sale of property of $1,059,484. In May 1997, the Company entered into an agreement to sell its Bedford Park, Illinois property. The sales price is $5,420,000. After adjustment for closing costs, this sale is estimated to result in a gain on disposition of assets of approximately $800,000. The anticipated closing date is October 1997. In addition, the Company has made of deposit of $60,000 for the acquisition for $6,040,000 of three properties aggregating 71,428 square feet in Palm Beach County, FL. This acquisition is expected to be completed in August 1997.

        On July 30, 1997 the debt facility with an insurance company was retired and paid off in full. In its place, the company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of July 2007 and bears interest at 8.06%. In addition to this loan, the company used approximately $7.3 million of proceeds from its interim construction loan secured by its property in La Vergne, Tennessee (See Note 7). The Company has a commitment from an insurance company for permanent financing on the La Vergne facility for $12,000,000 at a rate of 7.83% and expects to close this loan in August 1 997.

        During the six months ended June 30, 1997, distributions totaling $917,938 were made to shareholders. In the comparable prior year period, distributions totaling $963,741 were made to shareholders. On March 7, 1997, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. In addition, at that meeting the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, 1997, respectively. In addition to the previously declared dividend on the preferred stock, on June 18, 1997, the Board declared dividends on the amount of $0.07 per common share, payable on June 30, 1997 to shareholders of record on June 19, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS.

        Rentals from Real Estate Investments totaled $5,191,178 and $4,542,793 for the six months ended June 30, 1997 and 1996, respectively. The increase of $648,385 in 1997 is primarily due to the increased accrual of expense recaptures which totaled $739,256 in 1997 as compared to $168,158 in 1996. The increase results from a refinement in the timing of recording expense recapture accruals.

        Compared to the same period in 1996, Interest and Other revenue decreased by $28,302 to $75,973 for the six month period ended June 30, 1996. The decrease is primarily due to decreases in the Company's average cash balances available for investment.

        Interest and Amortization of Loan Costs for the six months ended June 30, 1997 decreased by $111,326 as compared to the comparable prior year period because of principal paydowns on the mortgage notes payable and debt facility. The average debt outstanding during the six months ended June 30, 1997 was $29,770,441 as compared to $31,762,718 during the comparable prior year period.

        Property Taxes totaled $776,369 and $579,603 for the six months ended June 30, 1997 and 1996, respectively. The increase of $196,766 is primarily due to a change in the method of accounting for property taxes paid directly by the tenant. Such taxes are now recorded as property tax expense and are included in Expense Recaptures.

        Property Operating Costs for the six months ended June 30, 1997 were $45,781 less than in the comparable period of the prior year. The decrease primarily relates to the absorption by tenants of utility costs of a previously vacant property.

        Compared to the same period in 1996, General and Administrative costs increased by $23,014 to $471,379 for the six month period ended June 30, 1997. This increase is primarily due to expenditures related to the development of long-term operating plans for the Company.

        Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the six months ended June 30, 1997 and 1996, these expenses totaled $1,213,599 and $1,265,069, respectively. The decrease of $51,470 during 1997 compared to 1996, is primarily due to the sale of all the Company's personal property in the 1996 period as well as the fact that certain of the capital and tenant improvements became fully depreciated between the periods.

-------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS.

    On June 13, 1997, following the Annual Meeting of Shareholders, the Company filed a lawsuit in United States District Court for the Northern District of California, entitled Meridian Point Realty Trust VIII Co. v. Meredith Partners,
                     ----------------------------------------------------------
Inc.; Allen K. Meredith; Turkey Vulture Fund XIII, Ltd., and Richard M. Osborne;
--------------------------------------------------------------------------------
Christopher L. Jarratt; Thomas J. Smith; John J. Ferchill; and Committee for a
------------------------------------------------------------------------------
Greater Meridian Point VIII, Action No. C-97-2230 (BZ). The lawsuit seeks a
---------------------------
declaratory judgment that one or more of the defendants have purchased and/or hold shares in violation of Section 6.5 of the Company's bylaws, which prohibits ownership of shares by any Person, directly or indirectly, in excess of 9.8% restriction were not entitled to be voted in connection with the 1997 Annual Meeting of Shareholders (see Item 4 below), and are not entitled to the payment of dividends. The lawsuit also contains claims against the defendants regarding certain alleged misstatements in the proxy materials prepared by the Committee for a Greater Meridian Point VIII in connection with the 1997 Annual Meeting of Shareholders.

    The lawsuit is in its initial stages and the parties are currently engaged in settlement negotiations. In the absence of a negotiated resolution, the defendants' responsive pleading is due on September 12, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Shareholders was held on June 13, 1997. The Independent Inspectors of Election have determined that the Company received and voted 3,242,847 proxies in connection with the election of directors. the Committee for a Greater Meridian Point VIII (the "Committee") received 1,644,669 proxies. As a result of the direct and indirect purchase of shares by Richard Osborne ("Osborne") and Turkey Vulture Fund XIII ("Turkey") in excess of 9.8% of the Company's total outstanding shares, Osborne and Turkey were determined by the Company to hold shares in violation of Section 6.5 of the Company's bylaws, which prohibits any Person, directly or indirectly, from owning more than 9.8% of the Company's total outstanding shares. Thus, 654,327 shares held by Osborne and Turkey were thereby treated as Excess Shares (in excess of the 9.8% restriction), not entitled to be voted in connection with the 1997 Annual Meeting. This resulted in a revised proxy count for the Committee of 970,342 for voting purposes.

    In connection with the election of directors, the proxies were cast on a cumulative basis. Following adjustments for individual ballots, the following Company candidates were determined to have each received 3,737,150 votes and were thereby elected: Christopher J. Doherty, Robert H. Gidel, Lawrence P. Morris, Micolyn Yalonis, S. Michael Lucash and Homer McK. Rees. Richard Osborne was also elected as a director with 6,792,394 votes.

    In the absence of shares held in violation of Section 6.5 of the Company's bylaws, and had the Excess Shares been included in the tabulation of votes cast at the Annual Meeting, Allen K. Meredith would have been elected as a director in place of Homer McK. Rees. In that event, Messrs. Doherty, Gidel, Morris, Lucash and Ms. Yalonis would have each received 4,490,643 votes on a cumulative basis. Mr. Meredith would have received 5,826,342 votes, and Mr. Osborne would have received 5,686,342 votes on a cumulative basis.

    The shareholders separately approved the proposed selection of Arthur Andersen LLP as the Company's independent auditors in connection with the preparation of the 1997 year-end financial statements. A total of 3,236,784 shares were voted in favor of the proposal, 3,864 against and 28,930 abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:  None

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

          Current Report on Form 8-K under Item 5 - Other Events, dated May 6, 1997 announcing that its Annual Meeting of Stockholders will be held on June 13, 1997.

          Current Report on Form 8-K under Item 5 - Other Events, dated May 23, 1997 announcing the issuance of its 1996 Annual Report and that certain statements contained in the report may be deemed to be forward-looking statements within the meaning of the federal securities laws.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REGISTRANT

                              MERIDIAN POINT REALTY TRUST VIII CO.



August 12, 1997               By:  /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President



August 12, 1997               By:  /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)