Form 10-Q
period 1997-09-30
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1997-11-14
CIK 828957

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarter period ended:  SEPTEMBER 30, 1997

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  1-10547

                      MERIDIAN POINT REALTY TRUST VIII CO.
             (Exact name of registrant as specified in its charter)

       MISSOURI                                94-3058019
       --------                                ----------
(State or other jurisdiction of       (I.R.S. Employer I.D. Number)
incorporation or organization)

       655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
       ------------------------------------------------------------------
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 274-1808


                                     NONE
  ---------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No
                                ------            ------

  Indicate the number of shares outstanding of the common and preferred stock as of the latest practicable date:

     SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997: 1,609,937 SHARES OF PREFERRED STOCK OUTSTANDING AS OF OCTOBER 31, 1997: 5,273,927

-------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                                            1997                  1996
-------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate:
Rental Properties, Net                                                     $ 90,605,525          $ 81,834,510
Less:   Accumulated Depreciation                                            (16,208,624)          (15,152,397)
-------------------------------------------------------------------------------------------------------------
                                                                             74,396,901            66,682,113
Other Assets:
Cash and Cash Equivalents                                                     2,503,103             2,791,670
Receivables, Net of Reserves of $-0- and $25,961 as of
 September 30, 1997 and December 31, 1996, respectively                         581,977               493,942
Capitalized Loan Costs, Net of Accumulated Amortization of
 $36,246 and $709,158 as of September 30, 1997 and
 December 31, 1996, respectively                                                618,723               108,918
Capitalized Lease Commissions, Net of Accumulated
 Amortization of $399,400 and $331,172 as of
 September 30, 1997 and December 31, 1996, respectively                         296,241               308,835
Other Assets, Net of Accumulated Amortization of $423,153 and
 $365,084 as of September 30, 1997 and December 31, 1996,
 respectively                                                                   956,482             1,208,477
-------------------------------------------------------------------------------------------------------------
Total Assets                                                               $ 79,353,427          $ 71,593,955
=============================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                                     $ 33,872,416          $  7,570,281
Long-term Debt Facility                                                              --            20,042,421
Due to Affiliates                                                               151,944               163,000
Accounts Payable                                                              1,958,930             1,184,057
Tenant Deposits and Other Liabilities                                           237,157               168,218
-------------------------------------------------------------------------------------------------------------
Total Liabilities                                                            36,220,447            29,127,977
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Common and Preferred Stock, par value $0.001; an
 aggregate of 50,000,000 Common and Preferred Shares
 authorized; 1,609,937 Common Shares and 5,273,927 Preferred
 Shares issued and outstanding as of September 30, 1997 and
 December 31, 1996, respectively                                                  6,884                 6,884
Paid-in Capital                                                              65,389,820            65,389,820
Distributions in Excess of Income                                           (22,263,724)          (22,930,726)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                   43,132,980            42,465,978
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                 $ 79,353,427          $ 71,593,955
=============================================================================================================

        The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                     Three Months Ended                  Nine months Ended
                                                        September 30,                      September 30,
                                                    1997             1996             1997             1996
-----------------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments              $ 2,578,822       $2,275,596       $7,770,000       $ 6,818,389
Interest and Other                                     74,739           69,163          150,712           173,438
-----------------------------------------------------------------------------------------------------------------
Total Revenues                                      2,653,561        2,344,759        7,920,712         6,991,827
-----------------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Loan Costs               613,929          683,700        1,878,209         2,059,306
Property Taxes                                        391,551          287,080        1,167,920           866,683
Property Operating Costs                              350,905          242,690        1,007,695           945,260
General and Administrative                            404,294          164,228          875,673           612,593
Depreciation and Amortization                         606,665          641,349        1,820,263         1,906,418
-----------------------------------------------------------------------------------------------------------------
Total Expenses                                      2,367,344        2,019,047        6,749,760         6,390,290
-----------------------------------------------------------------------------------------------------------------
Net Income Before Gain on
 Sale of Property                                     286,217          325,712        1,170,952           601,567
Gain on Sale of Property                                   --               --        1,059,484            47,452
-----------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                      286,217          325,712        2,230,436           649,019
Extraordinary Item -
 Prepayment Penalty on Paydown of Debt               (117,824)              --         (117,824)               --
=================================================================================================================
Net Income                                        $   168,393       $  325,712       $2,112,612       $   649,019
=================================================================================================================


Net Income                                        $   168,393       $  325,712       $2,112,612       $   649,019
Less Preferred Distributions Declared                (414,978)        (369,175)      (1,107,525)       (1,107,525)
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss) Available to
 Common Shareholders                              ($  246,585)     ($   43,463)      $1,005,087        ($ 458,506)
=================================================================================================================

Net Income (Loss) Per Weighted Average
 Common Share
Income (Loss) Per Common Share
 Before Extraordinary Item                             ($0.08)          ($0.03)      $     0.69            ($0.28)
Extraordinary Item                                      (0.07)              --            (0.07)               --
NET INCOME (LOSS) ALLOCABLE TO COMMON
 PER WEIGHTED AVERAGE COMMON
 SHARE OUTSTANDING                                     ($0.15)          ($0.03)      $     0.62            ($0.28)
=================================================================================================================
Preferred Distributions Declared Per Share            $  0.07       $     0.07            $0.21       $      0.21
=================================================================================================================
Common Distributions Declared Per Share               $  0.07       $     0.07            $0.21       $      0.21
=================================================================================================================

        The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                            1997                  1996
=================================================================================================================
Cash Flows From Operating Activities:
Net Income                                                                 $  2,112,612           $   649,019
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation of Rental Properties                                           1,667,977             1,695,575
  Amortization - Other                                                          227,547               210,843
  Gain on Disposition of Assets                                              (1,059,484)              (47,452)
  Loss on Early Extinguishment of Debt                                          117,824                    --
Decrease (Increase) in Accounts Receivable                                      (88,035)              570,702
Decrease in Notes Receivable from Affiliates                                         --               228,000
Increase (Decrease) in Accounts Payable                                         144,337              (119,137)
Net Change in Other Assets and Other Liabilities                                150,765               101,506
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     3,273,543             3,289,056
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Improvements to Existing Real Estate                                         (4,621,502)             (296,869)
Additions to Capitalized Lease Commissions                                     (123,076)              (64,390)
Net Cash Received on Sale of Properties                                       3,019,123                73,603
Net Cash Paid on Purchase of Properties                                      (4,972,027)                   --
-------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                        (6,697,482)             (287,656)
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Proceeds from Construction Loan Payable                                      11,799,778                    --
Principal Payments on Construction Loan Payable                             (11,799,778)                   --
Net Proceeds from Mortgage Loans                                             25,457,235                    --
Additions to Capitalized Loan Costs                                            (569,644)                   --
Principal Payments on Debt Facilities                                       (20,055,437)             (690,970)
Principal Payments on Mortgage Notes Payable                                   (179,150)             (157,185)
Distributions Paid to Shareholders                                           (1,399,808)           (1,445,612)
Payment on Early Extinguishment of Debt                                        (117,824)                   --
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                           3,135,372            (2,293,767)
-------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (288,567)              707,633
Cash and Cash Equivalents, Beginning of Period                                2,791,670             5,016,216
-------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                                   $  2,503,103           $ 5,723,849
=============================================================================================================

Supplemental Schedule of Non-Cash Transactions
Transactions Related to Sale of Property
   Net Book Value of Properties Disposed                                   $         --           $    26,151
   Assumption of Mortgage Note in connection with acquisition                   994,301                    --


 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



1.  GENERAL.

    Meridian Point Realty Trust VIII Co. ("the Company") is a corporation organized for the purpose of acquiring, operating and holding for investment income-producing commercial and industrial real estate. The Company was formed as a self liquidating REIT and commenced operations on October 17, 1988. At the annual meeting of shareholders held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which allows the Company to reinvest proceeds from the sale of property into the purchase of new property, effectively making the Company an infinite-life REIT. The general purpose of the Company is to seek income that qualifies under the REIT provisions of the Internal Revenue Code. At such time as it is in the best interests of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Company's investments and the derivation of its income.

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

    Cash paid for interest was $610,980 and $680,609 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996 cash paid for interest was $1,821,276 and $2,059,306.

4.  RENTALS FROM REAL ESTATE INVESTMENTS.

    Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $282,366 and $88,682 were included in Rentals from Real Estate Investments for the three months ended September 30, 1997 and 1996, respectively. Expense Recaptures for the nine months ended September 30, 1997 and 1996 totaled $1,021,621 and $256,839, respectively.

5.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

    Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified by the Company on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of September 30, 1997 and December 31, 1996, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $5,167,000. This amount was recorded in years prior to 1996.

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

6.  DEBT FACILITY AND MORTGAGE NOTES PAYABLE.

    As of June 30, 1997 and December 31, 1996, there was debt outstanding under a facility with an insurance company of $19,827,774 and $20,042,421, respectively. On July 30, 1997 this facility was retired and paid off in full. To fund this payoff, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of June 2007 and bears interest at 8.06%. In addition to this loan, the Company also used approximately $7.3 million of proceeds from an interim construction loan secured by its property in La Vergne, Tennessee (See Note 7) to retire the debt facility.

    On September 8th, 1997 the Company entered into a $13,000,000 permanent loan with an insurance company secured by the La Vergne, Tennessee facility . This new loan has a maturity of September 15, 2007 and bears interest at a rate of 7.83%. The Company used the proceeds to pay off the interim construction loan.

    On August 27, 1997, the Company assumed a $994,301 mortgage on the Australian One Building in conjunction with the acquisition of three properties in West Palm Beach, Florida. (See Note 7)

    After these transactions, the Company has Mortgage Notes Payable as follows:

                                                                                               BALANCE AS OF:
                                           Stated             Annual                       Sep. 30         Dec. 31
Name and Location of Property          Interest Rate        Payments       Maturity         1997            1996
------------------------------------------------------------------------------------------------------------------------
Phoenix and Chino, CA Properties                8.060%     $1,163,693      06/26/07        $12,486,984        $        0
La Vergne, TN                                   7.830%      1,186,518      09/15/07         13,000,000                 0
Australian One, W. Palm Bch, Fla.               8.250%        113,160      09/30/00            993,665                 0
Memphis #20, Memphis, TN                        8.000%        185,700      11/01/98          1,677,261         1,714,643
Auburn, I, Auburn Hill, MI                      8.875%        693,144      08/01/09          5,714,507         5,855,638
------------------------------------------------------------------------------------------------------------------------
Totals                                                     $3,229,055                      $33,872,416        $7,570,281

7.  ADDITIONS TO RENTAL PROPERTIES

    The Company has completed a major expansion of its Waldenbooks facility in La Vergne, TN. As of September 30, 1997, $4,580,304 had been spent on that project which, at completion is estimated to cost $5,264,000. In connection with the Waldenbooks expansion, the Company had utilized an interim construction loan from a Tennessee bank. Under the loan agreement, the Company was permitted to borrow up to $13 million, a portion of which was used to fund interim settlement of the long-term debt facility. The construction loan bore interest at LIBOR plus 1.75% and was retired on September 8, 1997 upon the takeout of the permanent financing. (see Note 6)

    On August 27,1997, the Company completed its purchase of three properties aggregating 71,428 square feet in Palm Beach County, FL., for a net purchase price of $5,966,328. In conjunction with this purchase, the Company assumed a mortgage in the amount of $994,301 which has a maturity of September 30, 2000 and bears interest at a rate of 8.250%. (See Note 6)

8.  DISPOSITION OF PROPERTY.

    On June 13, 1997, the Company sold the Interchange D building in
Jackson, MS for $3,050,000 less closing costs of $30,878. The sale resulted in a gain on disposition of assets of $1,059,484.

    On October 9, 1997, the Company sold its Bedford Park, Illinois property for $5,387,000. After adjustment for closing costs, this sale resulted in a gain on disposition of assets of approximately $800,000.

    In 1996 the Company sold all of its personal property for $73,603 resulting in a gain on sale of $47,452.

9.  NET INCOME (LOSS) PER COMMON SHARE.

    Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the nine months ended September 30, 1997 and 1996 was 1,609,937.

10. INCOME TAXES.

    The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1997. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996.

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

     On March 7, 1997, the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. In addition, at that meeting the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, 1997, respectively. In addition to the previously declared dividend on the preferred stock, on June 13, 1997, the Board declared dividends in the amount of $0.07 per common share, payable on June 30, 1997 to shareholders of record on June 19, 1997. On September 12, 1997, the Board declared dividends in the amount of $0.07 per common share, payable on September 30, 1997 to shareholders of record on September 19, 1997.

     In connection with the June 30, 1997 dividend distribution, the Company withheld approximately $45,800 from distributions to Richard Osborne and Turkey Vulture Fund XIII, representing at least 654,327 shares held in violation of
Section 6.5 of the Company's bylaws and thereby treated as excess shares. On August 27, 1997, Richard Osborne and Turkey Vulture Fund XIII sold their shares in the Company to EastGroup Properties Inc. Subsequently, the Company, Richard Osborne and Turkey Vulture Fund XIII have reached a settlement of a pending lawsuit under the terms of which the withheld dividend amounts have been paid to Turkey Vulture Fund XIII with interest. At September 30, 1997, the amount of the withheld dividend is reflected in accrued liabilities on the accompanying consolidated balance sheet.

12.  MANAGEMENT AGREEMENT.

     Effective December 1, 1995, the Company entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. The Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company pays a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. This agreement requires that TIS pay the employment expenses of its personnel. The current management agreement will expire on December 31, 1997. The Company is currently negotiating the terms of a possible extension of the Agreement with TIS.

     Under the management agreement with TIS, the Company accrued $477,164 and $500,449 as the estimated management fee for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996, the management fee was $165,000 and $167,008, respectively. These amounts are included in Property Operating Costs.

13.  PERSONAL SERVICES AGREEMENT/STOCK APPRECIATION RIGHTS AGREEMENT

     On June 30, 1997, the Board of Directors announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company, following his election as a director. Effective July 1, 1997 the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr. Gidel will provide services to the Company as Chief Executive Officer and will in turn be paid an annualized fee of $180,000, payable quarterly and shall be reimbursed for certain direct out of pocket expenses incurred on behalf of the Company. The agreement runs until September 22, 1998. The Company accrued $45,000 of compensation expense in the third quarter for this agreement. Mr Gidel also has the option to purchase, directly or through a partnership, up to 100,000 shares of the Company's common stock to be issued by the Company. Effective November 11, 1997 Mr. Gidel has exercised his right to purchase those shares at the weighted average trading price for the previous ten days, calculated to be $5.61 per share.

     In conjunction with the Personal Services Agreement, the Company also entered into a Stock Appreciation Rights Agreement whereby the Company granted stock appreciation right ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vest after one year of service or upon a change of control of the Company. They may be exercised at any time until September 21, 2000. Upon exercise, the grantee of the SARs will be paid the difference between the fair market price of the stock as determined by the Board of Directors and the exercise price. As of September 30, 1997 none of the SARs had been exercised. The Company accrued $1,853 in expense in the third quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                       1997           1996
                                                     ---------     -----------
      Cash flows provided by (used in):
      Operating activities                          $ 3,273,543     $ 3,289,056
      Investing activities                           (6,697,482)       (287,656)
      Financing activities                            3,135,372      (2,293,767)

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

                                                    FOR THE NINE MONTHS ENDED
                                                   ---------------------------
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------    -----------

      Net income                                   $ 2,112,612      $  649,019
      Reconciling items:
      Loss on Early Extinguishment of Debt             117,824              --
      Depreciation and amortization
       on Real Estate                                1,760,254       1,785,087
      Gain on sales of property                     (1,059,484)        (47,452)
                                                   -----------      ----------
      Funds from operations                        $ 2,931,206      $2,386,654
                                                   ===========      ==========

        The increase in Funds From Operations of $483,230 for the nine months ended September 30, 1997 as compared with the same period in 1996 is primarily the result of the increase in the accrual of expense recaptures described below (an increase of approximately $765,000) which is primarily a refinement in the timing of recording such accruals. This increase was offset by an increase in General and Administrative expenses of $263,080 as described in material changes in results of operations below.


        The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses and interest expense, (ii) capital improvements and property acquisitions, and (iii) principal payments under its long-term debt facilities and mortgage notes payable. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, (i) unanticipated decreases in revenues and/or unanticipated increases in expenses, (ii) an unanticipated decrease in property values resulting in additional required principal payments, or (iii) renegotiation of the Company's debt facility on terms unfavorable to the Company (see Note 6 to the Company's financial statements) could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

        Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of September 30, 1997, the Company's properties were 94% occupied. Through the end of 1997, leases covering approximately 8% of the Company's leased space are scheduled to expire.

        As of September 30, 1997, the Company had cash and cash equivalents of approximately $2.5 million.

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

        Capital expenditures for improvements and additions to rental properties for the nine months ended September 30, 1997 and 1996 totaled $4,621,502 and $296,869, respectively. Expenditures for amortizable lease commissions and loan costs totaled $692,720 and $64,390 during the nine months ended September 30, 1997 and 1996, respectively.

        On June 13, 1997, the Company concluded the sale of its Interchange D property in Richland, Mississippi for $3,050,000 resulting in a gain on sale of property of $1,059,484. In May 1997, the Company entered into an agreement to sell its Bedford Park, Illinois property. The sales price is $5,387,000. After adjustment for closing costs, this sale resulted in a gain on disposition of assets of approximately $800,000 and the sale closed on October 9, 1997.

        On July 30, 1997 the debt facility with an insurance company was retired and paid off in full. In its place, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. In addition to this loan, the Company used approximately $7.3 million of proceeds from its interim construction loan secured by its property in La Vergne, Tennessee. On September 7, 1997 the Company completed permanent financing from an insurance company on its La Vergne, TN facility for $13,000,000. This loan replaced the interim construction loan. (See Note 7)

        On August 27,1997, the Company completed its purchase of three properties aggregating 71,428 square feet in Palm Beach County, FL., for a purchase price of $6,000,000. In conjunction with this purchase, the Company assumed a mortgage in the amount of $994,301.

        During the nine months ended September 30, 1997, distributions totaling $1,399,808 were made to shareholders. In the comparable prior year period,
distributions totaling $1,445,612 were made to shareholders.   On March 7, 1997,
the Board of Directors (the "Board") declared dividends in the amount of $0.07 per preferred share and $0.07 per common share, payable on March 31, 1997 to shareholders of record on March 20, 1997. In addition, at that meeting the Board also declared quarterly preference dividends on the preferred stock equal to $0.07 per preferred share payable on June 30 and September 30, 1997 and $0.08 per preferred share payable on December 31, 1997 for preferred shareholders of record on June 19, September 19 and December 19, 1997, respectively. In addition to the previously declared dividend on the preferred stock, on June 13, 1997, the Board declared dividends on the amount of $0.07 per common share, payable on June 30, 1997 to shareholders of record on June 19, 1997. On September 12, 1997, the Board declared dividends in the amount of $0.07 per common share, payable on September 30, 1997 to shareholders of record on September 19, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS.

        Rentals from Real Estate Investments totaled $7,770,000 and $6,818,389 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $951,611 in 1997 is primarily due to the increased accrual of expense recaptures which totaled $1,021,621 in 1997 as compared to $256,839 in 1996. The increase results from a refinement in the timing of recording expense recapture accruals.

        Compared to the same period in 1996, Interest and Other revenue decreased by $22,726 to $150,712 for the nine month period ended September 30, 1997. The decrease is primarily due to decreases in the Company's average cash balances available for investment.

        Interest and Amortization of Loan Costs for the nine months ended September 30, 1997 decreased by $181,097 as compared to the comparable prior year period because of principal paydowns on the mortgage notes payable and debt facility.

        Property Taxes totaled $1,167,920 and $866,683 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $301,237 is primarily due to a change in the method of accounting for property taxes paid directly by the tenant. Such taxes are now recorded as property tax expense and are included in Expense Recaptures.

        Compared to the same period in 1996, General and Administrative costs increased by $263,080 to $875,673 for the nine month period ended September 30, 1997. This increase is primarily due to expenditures related to the development of long-term operating plans for the Company and increased expenses related to the annual meeting of shareholders.

        Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the nine months ended September 30, 1997 and 1996, these expenses totaled $1,820,263 and $1,906,418, respectively. The decrease of $86,155 during 1997 compared to 1996, is primarily due to the sale of all the Company's personal property in the 1996 period as well as the fact that certain of the capital and tenant improvements became fully depreciated between the periods.

--------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS.

     On June 13, 1997, following the Annual Meeting of Shareholders, the Company filed a lawsuit in United States District Court for the Northern District of California, entitled Meridian Point Realty Trust VIII Co. v. Meredith Partners,
Inc.: Allen K. Meredith; Turkey Vulture Fund XIII, Ltd., and Richard M. Osborne; Christopher L. Jarratt; Thomas J. Smith; John J. Ferchill; and Committee for a Greater Meridian Point VIII, Action No. C-97-2230 (BZ). The lawsuit sought a declaratory judgment that one or more of the defendants had purchased and/or held shares in violation of Section 6.5 of the Company's bylaws, which prohibits ownership of shares by any Person, directly or indirectly, in excess of 9.8% of the Company's total outstanding shares. The lawsuit further sought a declaration confirming that any such shares held in excess of the 9.8% restriction were not entitled to be voted in connection with the 1997 Annual Meeting of Shareholders and were not entitled to the payment of dividends. The lawsuit also contained claims against the defendants regarding certain alleged misstatements in the proxy materials prepared by the Committee for a Greater Meridian Point VIII in connection with the 1997 Annual Meeting of Shareholders.

     On August 27, 1997, the defendants and related parties sold 1,411,756 shares to EastGroup Properties Inc. in a privately negotiated transaction, resulting in the defendants reducing the number of shares held in the Company to less than the 9.8% restriction. Subsequently, the parties have recently reached a settlement of the lawsuit. Under the terms of the settlement, the defendants have waived any claims relating to the Company's application of Section 6.5 of the bylaws and/or the results of the election of directors as announced by the Company. The defendants have further waived certain monetary claims for proxy and litigation expenses. In turn, the Company has released certain previously withheld dividend payments to Turkey Vulture Fund XIII, Ltd., and certain other possible claims relating to Turkey Vulture's purchase and sale of shares in the Company. The lawsuit has recently been dismissed, with prejudice, as to all defendants except Meredith Partners Inc. and Allen K. Meredith, who are attempting to renegotiate certain terms of the Settlement Agreement.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:  None

(b)       Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REGISTRANT

                              MERIDIAN POINT REALTY TRUST VIII CO.



November 12, 1997             By:  /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President



November 12, 1997             By:  /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)