Form 10-K405
period 1997-12-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1998-03-31
CIK 828957

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997
                                       OR
[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No  ____
                                                   ---

          Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X         No  ___
    ---

          The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 1998 was $30,815,342 computed by reference to the respective closing sales prices of the common stock and preferred stock reported on the American Stock Exchange and by excluding shares owned by trustees, executive officers and principal shareholders (i.e., holders of 5% or more of the registrant's outstanding shares).

          The registrant had 1,709,937 shares of common stock and 5,273,927 shares of preferred stock outstanding on March 26, 1998.

                      MERIDIAN POINT REALTY TRUST VIII CO.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                               Table of Contents
                               -----------------

          Form 10-K
          Item No          Name of Item                                                           Page
          -------          ------------                                                           ----
Part I
          Item 1           Business                                                                  3
          Item 2           Properties                                                                6
          Item 3           Legal Proceedings                                                         7
          Item 4           Submission of Matters to a Vote of Security Holders                       7

Part II
          Item 5           Market for Registrant's Common Equity and Related
                           Shareholder Matters                                                       8
          Item 6           Selected Financial Data                                                   9
          Item 7           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                          10
          Item 8           Financial Statements and Supplementary Data                              14
          Item 9           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                      14

Part III
          Item 10          Directors and Executive Officers of the Registrant                       15
          Item 11          Executive Compensation                                                   17
          Item 12          Security Ownership of Certain Beneficial Owners and
                             Management                                                             18
          Item 13          Certain Relationships and Related Transactions

Part IV
          Item 14          Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K                                                                 21

                           Signatures                                                               28

                           Report of Independent Public Accountants                                 29
                           Consolidated Financial Statements and Financial
                           Statement Schedules                                                      30

                                     PART I


ITEM 1.  BUSINESS.

The Company
-----------

  Meridian Point Realty Trust VIII Co. (the "Company") is a Missouri corporation whose shares of common and preferred stock are traded on the American Stock Exchange. The Company was organized in December 1987 under the name Sierra Capital Realty Trust VIII Co. The Company changed its name to Meridian Point Realty Trust VIII Co. in September 1993.

  The Company was organized to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a REIT must meet certain criteria, including requirements (a) that certain percentages of its gross income be derived from specific sources, (b) that it distribute annually to its shareholders at least 95% of its REIT taxable income (as defined in the Code), and (c) that it not have five or fewer shareholders who own more than 50% of the total value of its stock. The Company did not qualify as a REIT for the years ended December 31, 1992 and 1993 because of the failure to satisfy requirement (c) above. However, the Revenue Reconciliation Act of 1993 added a provision which allows stock held by a qualified trust to be treated as held directly by its beneficiaries in proportion to their actuarial interest; this new "look-through" rule allows the Company to satisfy requirement (c) above. The Internal Revenue Service permitted the Company to re-elect its REIT status beginning in the 1994 tax year. (See Item 7 below and Note 7 to the Company's financial statements.)

  The Company was formed for the purpose of making equity investments in income-producing industrial and commercial real estate in selected areas of projected growth in the United States. At December 31, 1997, the Company had eight real estate equity investments consisting of twenty-five properties (see Item 2 below for a detailed description of the properties). The Company's principal objectives are to preserve, protect and grow the shareholders' capital, provide shareholders with cash dividends, and achieve capital appreciation through potential appreciation in the values of the Company's properties. There is no guarantee that the Company's objectives will be met.

  The Company was formed as a self liquidating finite-life REIT. At the annual meeting held on June 14, 1996, the shareholders approved an amendment to the Company's Bylaws related to investment policy which allowed the Company to reinvest proceeds from the sale of property into the purchase of new property, thereby converting the Company to an infinite-life REIT. The general purpose of the Company is to seek income that qualifies under the REIT provisions of the Code. At such time as it is in the best interests of the Company's shareholders to do so, the Board of Directors intends to make investments in such a manner as to comply with the requirements of the REIT Provisions of the Internal Revenue Code with respect to the composition of the Company's investments and the derivation of its income. The Directors' decision to acquire or sell properties will be based on a number of factors such as: (i) the vitality of the real estate and money markets, (ii) the economic climate, (iii) potential environmental liabilities, and (iv) the income tax consequences to the Company and its shareholders.

  On or about October 30, 1997, the Company engaged Prudential Securities Incorporated ("Prudential Securities") as the Company's exclusive financial advisor with respect to the Company implementing a strategic plan for enhancing shareholder value.

  On November 4, 1997, with the advice of Prudential Securities, the Company adopted a Shareholder Rights Plan, which was intended to protect the Company's shareholders in the event of coercive or unfair takeover tactics, or an unsolicited attempt to acquire control of the Company in a transaction the Board of Directors believed was not in the best interests of the shareholders.

  On January 16, 1998, the Company received an unsolicited offer to merge from EastGroup Properties, Inc. ("EastGroup"). In the offer to merge, each preferred share would be converted into EastGroup shares with a value of $9.75, and each common share would be converted into EastGroup shares with a value of $6.75. Company shareholders would have the option to exchange their preferred shares or common shares for $9.75 and $6.75 in cash, respectively, provided that the total number of preferred shares and common shares surrendered for cash, including shares surrendered pursuant to the exercise of dissenter's rights, would not exceed 30 percent of all issued and outstanding preferred shares (excluding preferred shares currently held by EastGroup) and 30 percent of all issued and outstanding common shares.

  After receipt of the offer to merge, conversations occurred between representatives of EastGroup and representatives of the Company, representatives of PaineWebber Incorporated ("PaineWebber"), financial advisor to EastGroup, and representatives of Prudential Securities, and counsel to EastGroup and counsel to the Company. Counsel to EastGroup sent counsel to the Company a draft of a proposed Agreement and Plan of Merger pursuant to which the proposed offer to merge would be effected.

  Following receipt of the offer to merge from EastGroup, the Company, in conjunction with Prudential Securities, continued to explore its strategic alternatives with other potential merger partners, purchasers or companies interested in an equity infusion.

  On January 29, 1998, the Company's Board of Directors met to consider the pending EastGroup offer to merge. Prudential Securities advised at that time of several preliminary indications of interest from other parties at values and terms in excess of and more favorable than the EastGroup offer.

  As a result, on January 29, 1998, the Company advised EastGroup by letter and telephone that the Company was not prepared to accept the offer at that time. The Company advised EastGroup of its belief that the value of the Company was in excess of the offer. In addition, the cash component of the offer was expressed to be problematic for the Company's shareholders, particularly in view of the absence of proposed board representation. In addition, the price protection mechanism was believed to be inadequate. Finally, there were certain due diligence contingencies in the proposed agreement that were not acceptable.

  During the period from January 30, 1998 through February 18, 1998, discussions continued between and among representatives of EastGroup and PaineWebber and counsel to the Company. these discussions included the amount and kind of consideration to be paid to holders of common share and preferred shares, the conditions of a proposed Agreement and Plan of Merger, and whether EastGroup would execute a confidentiality agreement with respect to the receipt of certain non-public information regarding the Company. On February 10, 1998, EastGroup did execute a limited confidentiality agreement with no standstill provision and was given access to certain of the Company's non-public information (relating primarily to the structural and environmental conditions of the Company's properties) on February 10 and 11, 1998.

  On February 17, 1998, EastGroup presented the Company with a new offer to merge, containing the terms now set forth in the Merger Agreement described below. The Company's Board of Directors met on the same date to consider the offer. The Company's directors were advised that several interested parties had determined to drop out of the process. The directors were also advised that certain other interested parties were continuing negotiations, and one party had expressed an interest at a potential value slightly higher than the EastGroup offer. However, it was noted that this party had a variety of contingencies in its indication of interest, and was several weeks away from being able to present a definitive proposal. Moreover, EastGroup's position as a stockholder in the Company, and its publicly stated intention to oppose and vote Preferred Shares Against any alternative strategic transaction, created a significant execution risk with respect to any alternative proposal. After extensive discussion, the directors then approved the EastGroup proposal. The trustees also voted to amend the Shareholder Rights Plan to render it inapplicable to the EastGroup offer.

  On February 18, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with EastGroup Properties, Inc. (NYSE-EGP) providing for EastGroup's acquisition of the Company for $10.00 per outstanding preferred share and $8.50 per outstanding common share, payable in cash. Pursuant to the terms of the Merger Agreement, EastGroup (through a wholly-owned subsidiary) commenced a tender offer (the "Offer") for all issued and outstanding preferred shares of the Company not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding common shares of Meridian VIII for $8.50 per share in cash on February 23, 1998. Following completion of the Offer, the Company and EastGroup plans on engaging in a second-step merger in which all remaining preferred shares of the Company (excluding those held by EastGroup) will be converted into $10.00 per share in cash and all remaining common Shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. EastGroup will also assume all of the Company's outstanding indebtedness, resulting in a total transaction value of approximately $100 million. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (Schedule 14D-9) filed February 23, 1998.

  The Company's Board of Directors has unanimously approved the Merger Agreement and recommends that all Preferred and Common shareholders of the Company tender their Shares into the Offer. The Company's management can provide no assurance as to the timing or ultimate closure of these transactions.

Management and Employees
------------------------

  The Company's affairs are overseen by a Board of Directors (referred to herein as the "Directors"). There are seven Directors of the Company, six of whom are independent (i.e. not an affiliate of a person or entity providing services for the Company or performing services for the Company other than in his capacity as a Director).

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

  Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the terms of the management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company paid TIS a base management fee calculated on an annual basis of 0.75% of the Company's Average Invested Assets, as defined in the agreement. Effective January 1, 1998, the Company entered into an Amended Management Agreement with TIS, under the terms of which the Company pays TIS a base management fee of $35,000 per month for asset management services as defined in the agreement. The agreement requires that TIS pay the employment expenses of its personnel. The amended management agreement will expire by its terms on June 30, 1998. At that time, assuming completion of the pending tender offer and expected second-step merger, and following transition of management to EastGroup, TIS will be paid a termination fee of $50,000.

  On June 30, 1997, the Company announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company. Effective July 1, 1997, the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr. Gidel provides services to the Company as Chief Executive Officer and is in turn paid an annual fee of $180,000, payable quarterly, and reimbursed for certain out-of-pocket expenses incurred on behalf of the Company. On September 21, 1997, the Company entered into a Stock Appreciation Rights Agreement with Mr. Gidel, whereby the Company granted Stock Appreciation Rights ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vest after one year of service or upon a change of control of the Company. Upon exercise, the grantee of the SARs will be paid the difference between the fair market price of the stock and the exercise price. In connection with the pending EastGroup Offer and Merger Agreement, the Company anticipates that Mr.
Gidel will exercise all of his SARs, in which event he will be entitled to a cash payment from the Company of up to $563,000.

Insurance
---------

  In addition to other types of insurance maintained by the Company, the Company carries comprehensive general liability and excess liability coverage on properties it currently owns in the aggregate amount of $50,000,000 to insure against liability claims and provide for the costs of defense. Similarly, the Company is insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the construction period in the aggregate amount of $25,000,000.

Tenants
-------

  The rental revenue generated by the Company's real estate portfolio is affected by the terms of its 42 different tenant leases. Lease terms generally range from three to five years, with some leases having renewal options beyond their initial terms. The schedule below lists information regarding existing leases which expire in each of the next five years and from 2002 forward.

-------------------------------------------------------------------------------------------------------
                                Total Sq. Ft.
                   Number of         of            % of Trust         Annual Rent of      % of Trust
                    Leases         Leases       Total Potential      Leases Expiring         Total
         Year      Expiring       Expiring          Sq. Ft.          (in dollars)(1)     Annual Rent (1)
        -------   ----------   --------------   ----------------   -------------------   ---------------
         1998         8           209,939                 8%           $  596,203              7%
         1999        14           615,984                23%            1,525,667             17%
         2000         4           245,695                 9%              681,556              7%
         2001         4           178,831                 7%              533,801              6%
         2002         2            96,344                 4%              309,468              3%
         2003+       10         1,201,244                45%            5,510,974             60%
-------------------------------------------------------------------------------------------------------

(1)  Based on the projected 1998 base rent of existing leases.

     The Company had an overall occupancy level of 96.2% as of December 31, 1997.

     Three tenants represent 50% of the total rental revenue of the Company based on the projected 1998 base rent of existing leases. Leases for these three tenants are scheduled to expire in 2003 (18% of total annual rental revenue based on 1997 existing leases), 2010 (12% of total annual rental revenue based on 1997 existing leases), and 2012 (20% of total annual rental revenue based on 1997 existing leases).

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


ITEM 2.  PROPERTIES.

     As of December 31, 1997, the Company's portfolio of eight real estate equity investments consisted of twenty-five properties (either in the form of direct ownership of the real property or in the form of an interest in a partnership that directly owns the real property). The table below provides information as to the location, the general character and the occupancy level of those properties.

-----------------------------------------------------------------------------------------------------------------------
                                                                               NET          NUMBER
                                      NUMBER                                 RENTABLE         OF          OCCUPANCY
       EQUITY INVESTMENT                OF                PROPERTY            SQ. FT.        LEASES      PERCENTAGE
       NAME AND LOCATION            PROPERTIES           DESCRIPTION         12/31/97       12/31/97      12/31/97
-----------------------------------------------------------------------------------------------------------------------
I    AUBURN I (1)
     Auburn Hills, MI                    1           Office building          114,000            1        100%

II   Waldenbooks Facility (1)(3)
     La Vergne, TN                       1           Warehouse/distribution   564,300            1        100%
                                                     center building

III  Memphis 8 (2)(3)
     Memphis, TN                         8           Warehouse/distribution   696,232           14        100%
                                                     center buildings

IV   JC Penney (3)
     Memphis, TN                         1           Warehouse/distribution   105,785            1        100%
                                                     center building

V    Florida 3(5)
     West Palm Beach, FL                 3           Warehouse/distribution    71,640            4        100%
                                                     center building

VI   Ethan Allen(4)
     Chino, CA                           1           Warehouse/distribution   300,300            1        100%
                                                     center building

VII  Phoenix 5(4)
     Phoenix, AZ                         5           Warehouse/distribution   319,209           14         95%
                                                     center buildings

VIII Brookhollow
     Dallas, TX                          5           Warehouse/distribution   467,730            6         82%
                                                     center buildings

-----------------------------------------------------------------------------------------------------------------

(1) This property serves as collateral pursuant to a first deed of trust for the repayment of a promissory note. (See Note 4 of the Company's financial statements.)
(2) One of the Memphis 8 properties serves as collateral pursuant to a first deed of trust for the repayment of a promissory note. (See Note 4 of the Company's financial statements.)
(3) These properties are owned by Interchange Distribution Limited Partnership, a California limited partnership. The partners of the partnership are the Company (the limited partner) and NASH-IND Corporation, a wholly owned subsidiary of the Company (the general partner).
(4) Four Phoenix 5 properties and the property in Chino, California serve as collateral pursuant to a first deed of trust for the repayment of a promissory note (See Note 4 of the Company's financial statements.)
(5) One of the Florida 3 properties serves as collateral pursuant to a first deed of trust for the repayment of a promissory note (See Note 4 of the Company's financial statements.)

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any partnership in which it has an interest is a party, or to which any of the assets of the Company or any such partnership are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

--------------------------------------------------------------------------------
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

         The principal market on which the Company's shares of common stock and preferred stock are traded is the American Stock Exchange ("AMEX"). The listing symbols of the common stock and preferred stock on the AMEX are "MPH" and "MPHpr", respectively.

         As of March 26, 1998, the Company had outstanding a total of 1,709,937 shares of common stock and 5,273,927 shares of preferred stock. As of the same date, the common and preferred stock were held by approximately 808 and 1,235 holders of record, respectively (i.e. these figures do not reflect beneficial ownership of shares held in nominee names).

         The following table illustrates the published high and low closing sales price information for the common stock and preferred stock during each calendar quarter for 1996 and 1997 (amounts in dollars).


                   CALENDAR QUARTER           CLASS              HIGH              LOW
              -----------------------------------------------------------------------------
                         1996

                 First Quarter          Common                        2-1/4           1-3/4
                                        Preferred                     6-1/4           4-3/4

                 Second Quarter         Common                        2-5/8               2
                                        Preferred                     6-1/8           4-3/8

                 Third Quarter          Common                        3-1/4           2-1/4
                                        Preferred                     5-1/8           4-1/2

                 Fourth Quarter         Common                            3           2-1/4
                                        Preferred                     5-3/8           4-3/4

                         1997

                 First Quarter          Common                        3-1/2           2-5/8
                                        Preferred                     5-7/8               5

                 Second Quarter         Common                        4-1/2           3-1/8
                                        Preferred                     8-1/8           5-1/2

                 Third Quarter          Common                        6-3/4         3-13/16
                                        Preferred                     9-1/4               7

                 Fourth Quarter         Common                        6-5/8           4-1/2
                                        Preferred                         9           7-3/4

     On March 26, 1998, high and low sales prices for shares of the Company's common stock on the AMEX were $8-7/16 and $8-5/8. On March 25, 1998, the high and low sales prices for shares of the Company's preferred stock on the AMEX was $10.

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

     In the event of a dividend distribution, holders of preferred stock are entitled to a dividend preference under certain circumstances as specified in the Company's Articles of Incorporation. See Note 5 to the Company's financial statements.

     In 1996, the Company declared and paid four quarterly distributions whereby the holders of preferred stock and holders of common stock participated equally, share for share as specified in the Company's Articles of Incorporation, as follows:

                                         Dividend
                                     Per Share Amount
                                  ------------------------
         Payable Date             Preferred         Common
-------------------------------   ---------         ------
      March 29, 1996                  $0.07          $0.07
      June 28, 1996                   $0.07          $0.07
      September 30, 1996              $0.07          $0.07
      December 27, 1996               $0.07          $0.07

     Similarly, in 1997, the Company declared and paid four quarterly distributions whereby the holders of preferred stock and holders of common stock participated equally, share for share as specified in the Company's Articles of Incorporation, as follows:

                                            Dividend
                                       Per Share Amount
                                  ---------------------------
         Payable Date             PREFERRED            COMMON
-------------------------------   ---------            ------
          March 31, 1997              $0.07             $0.07
          June 30, 1997               $0.07             $0.07
          September 30, 1997          $0.07             $0.07
          December 31, 1997           $0.08             $0.08

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data for the Company for the five years ended December 31, 1997. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

-----------------------------------------------------------------------------------------------------------
                                                    For the Years Ended December 31,
                                   1997            1996           1995            1994            1993
----------------------------------------------------------------------------------------------------------
Rentals from Real Estate
 Investments                    $10,355,548    $ 9,976,457     $10,868,405     $11,886,484     $11,353,018
Income (Loss) Before
 Extraordinary Item               3,434,293      1,352,171        (144,912)     (1,874,789)       (703,270)
Extraordinary Item                  (62,233)            --        (129,433)             --              --
Net Income (Loss)                 3,372,060      1,352,171        (274,345)     (1,874,789)       (703,270)
Rental Properties, Net           85,353,734     81,834,510      81,765,163      83,469,941      88,129,068
Total Assets                     79,930,142     71,593,955      76,494,325      91,757,548      95,842,193
Mortgage Notes Payable           33,706,682      7,570,281       7,782,168       7,976,495       1,843,696
Long-term Debt Facilities                --     20,042,421      24,259,396      36,754,964      43,622,525
Net Income (Loss) per
 Common Share:
Income (Loss) Before
 Extraordinary Item             $      1.17    $     (0.08)    $     (1.01)    $     (1.89)    $     (0.44)
Extraordinary Item                    (0.04)            --           (0.08)             --              --
Net Income (Loss) per
 Common Share                          1.13          (0.08)          (1.09)          (1.89)          (0.44)
Distributions Declared
 per Share:
Preferred                              0.29           0.28            0.28            0.22              --
Common                                 0.29           0.28            0.28            0.22              --
----------------------------------------------------------------------------------------------------------

     See "Material Changes in Results of Operations" under Item 7 for information regarding material changes in results of operations during 1997, 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

  The Company's principal asset is a portfolio of twenty-five industrial and commercial properties, which are carried at the lower of depreciated cost or net realizable value.

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

  One of the requirements for REIT qualification is that five or fewer shareholders cannot own more than 50% of the total value of a company's outstanding stock at any time during the last half of the taxable year (the "five or fewer rule") For purposes of this rule under the law as it existed before 1994, domestic pension trusts were treated as a single individual. Due to fluctuations in the fair market value of its preferred stock relative to its common stock, the Company failed to satisfy the five or fewer rule and therefore did not qualify as a REIT for the years ended December 31, 1992 and 1993. As a result of the loss of REIT status, the Company was taxed as a regular corporation for the years ended December 31, 1992 and 1993; however, the loss of REIT status did not have a material tax impact on the Company because the Company did not have any taxable income in 1992 or 1993. Beginning with the 1994 tax year, the five or fewer rule was modified to allow REITs to "look through" to the beneficiaries of a domestic pension trust and treat each beneficiary as owning stock in the Company in proportion to the beneficiary's actuarial interest in the domestic pension trust. This new "look-through" rule allowed the Company to again satisfy the five or fewer rule and again elect REIT status beginning in the 1994 tax year.

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

  The Company has previously determined the existence of a soil settlement problem at the 1033 East Maricopa property in Phoenix, Arizona. In that regard, in 1996, the Company instituted and settled a lawsuit against the entity from which the property was purchased and a related party. The Company has recently commenced a construction project to rehabilitate the property and anticipates completion in the spring of 1998. The amount of the lawsuit settlement is expected to offset, to a material extent, the costs of rehabilitation and reconstruction.

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

                                                         Year Ending December 31,
                                                    1997           1996           1995
                                                    ----           ----           ----
Cash flows provided by (used in):
 Operating Activities                           $ 4,209,153    $ 4,278,463    $ 3,842,343
 Investing Activities                            (2,976,981)      (146,663)     1,021,317
 Financing Activities                             3,095,845     (6,356,346)    (4,807,843)

  In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or loses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (determined in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Properties' liquidity, nor is it indicative of funds available to fund the Properties' cash needs, including its ability to make distributions. A reconciliation of the Company's net income (loss) to Funds From Operations is as follows:

                                                        Year Ending December 31,
                                                    1997          1996          1995
                                                    ----          ----          ----
Net Income (Loss)                               $ 3,372,060    $1,352,171     ($274,345)
Reconciling Items
 Depreciation and Amortization                    2,445,881     2,431,448     2,718,862
 Gains from Disposition of Assets                (1,995,776)      (47,452)       (1,197)
 Extraordinary Item                                  62,233            --       129,433
                                             ------------------------------------------
Funds From Operations, including
 NRV Provisions                                   3,884,398     3,736,167     2,572,753
NRV Provisions                                           --            --     1,182,015
                                             ------------------------------------------
Funds From Operations, excluding
 NRV Provisions                                 $ 3,884,398    $3,736,167    $3,754,768
                                             ==========================================

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

  As of December 31, 1997, the Company had approximately $7.1 million in cash and cash equivalents.

DEBT
----

  As of December 31, 1996 there was debt outstanding with an insurance company of $20,042,421. On July 30, 1997 this facility was retired and paid off in full. To fund this payoff, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of June 2007 and bears interest at 8.06%. In addition to this loan, the Company also used approximately $7,860,000 of proceeds from an interim construction loan secured by its property in La Vergne, Tennessee to retire the debt facility.

  On September 8, 1997 the Company entered into a $13,000,000 permanent loan with an insurance company secured by its property in La Vergne, Tennessee. This new loan has a maturity of September 15, 2007 and bears interest at a rate of 7.83%. The Company used the loan proceeds to pay off the interim construction loan.

  On August 27, 1997 the Company assumed a $994,301 mortgage on the Australian One Building in conjunction with the acquisition of three properties in West Palm Beach, Florida.

  After these transactions, the Company has Mortgage Notes Payable as follows:


                                       STATED        ANNUAL     MATURITY     BALANCE AS OF DECEMBER 31,
NAME AND LOCATION OF PROPERTY        INTEREST RATE   PAYMENTS    DATES          1996           1997
-----------------------------------------------------------------------------------------------------------
Phoenix, AZ and Chino, CA Properties    8.060%      $1,163,693   06/26/07   $12,447,408      $        -
La Vergne, TN Property                  7.830%       1,186,518   09/15/07    12,957,570               -
Australian One; W. Palm Beach, FL       8.250%         113,160   09/30/00       991,269               -
Memphis #20, Memphis, TN                8.000%         185,700   11/01/98     1,664,295       1,714,643
Auburn I, Auburn Hill, MI               8.875%         714,513   08/01/09     5,646,140       5,855,638
------------------------------------------------------------------------------------------------------------
Total                                               $3,363,584              $33,706,682      $7,570,281
============================================================================================================

As of December 31, 1997 scheduled principal payments are due as follows:


1998                   $ 2,310,227
1999                       697,366
2000                     1,717,035
2001                       856,707
2002                     1,073,941
Thereafter              27,051,406
----------------------------------
                       $33,706,682
==================================

Real Estate Activity
--------------------

  In March 1997, the Company entered into an Amendment to Lease Agreement in connection with an expansion of approximately 187,500 square feet to its Waldenbooks industrial warehouse facility in La Vergne, Tennessee. As amended, the lease now provides for a 15 year term upon completion of the expansion, which was completed in late August 1997. The property now has a total of approximately 564,300 square feet. As amended, the lease provides the Company with a specified return on its investment to expand the property. As of December 31, 1997, $5,340,304 has been spent on the project, which, at completion is estimated to cost $5,377,944. In connection with the Waldenbooks expansion, the Company utilized an interim construction loan from a Tennessee bank. Under the loan agreement, the Company was permitted to borrow up to $13,000,000, a portion of which was used to fund interim settlement of the long term debt facility. The construction loan bore interest at LIBOR plus 1.75% and was retired on September 8, 1997 upon the takeout of the permanent financing.

  On June 13, 1997, the Company sold the Interchange D building located in Jackson, Mississippi to EastGroup Properties, Inc. for a selling price of $3,050,000, in an arms length transaction. Net proceeds amounted to $3,019,123 after $47,112 of adjustments for closing costs and pro-rations. The Company recognized a Gain on Sale of Property of $1,059,484.

  On August 27, 1997 the Company completed its purchase of three properties aggregating 71,428 square feet in Palm Beach County, Florida for a purchase price of $6,031,886. In conjunction with this purchase, the Company assumed a mortgage in the amount of $994,301 which has a maturity of September 30, 2000 and bears interest at a rate of 8.250%.

  On October 9, 1997 the Company sold its South Sayre building in Bedford Park, Illinois for a selling price of $5,387,071. Net proceeds amounted to $4,794,748 after adjustments of (i) $435,796 for the second half of 1996 and the 1997 pro-rata share of property taxes; and (ii) $162,631 for closing costs. The property had previously been written down to its estimated net realizable value, and the Company recognized a Gain on Sale of Property of $936,293.

  Capital expenditures for the years ended December 31, 1997, 1996 and 1995 totaled $5,532,097, $153,827, and $519,937, respectively. Lease commissions for 1997, 1996, and 1995 were $221,170, $66,439, and $185,485, respectively.
In 1997 the Company spent $5,340,304 on a major expansion at the waldenbooks Property; the rest of the capital expenditures were for roof repairs at the Memphis 8 properties. Capital expenditures in 1996 were primarily for roof repairs at a number of the Memphis 8 properties. In formulating plans for capital improvements, the Company considers, among other factors, the reasonable prospect of being able to recover the costs of such improvements over a reasonable period of time either from increased rental revenues or upon the sale of the property and the potential effects of such improvements on funds available for distribution. The Company has budgeted capital expenditures of $165,000 in 1998 for further roof repairs and replacements at the Memphis 8 properties.

Distributions
-------------

  The Company paid distributions to shareholders aggregating $2,004,319 in the year ended December 31, 1997 and $1,927,483 in each of the years ended December 31, 1996 and 1995. See Item 5 above and Note 5 to the Company's financial statements for a discussion of distribution restrictions.

YEAR 2000 COMPLIANCE
--------------------

  The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification of replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

Revenues
--------

  Rentals from Real Estate Investments totaled $10,355,548, $9,976,457, and $10,868,405 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase of $379,091 during 1997 as compared to the same period in the prior year was due primarily to the Waldenbooks expansion and the purchase of the three Florida properties. The decrease of $891,948 during 1996 as compared to the same period in the prior year was primarily due to the loss of rents from the Kroger and Tropicana properties, which where sold in 1995, and adjustments to expense recaptures.

  Interest and Other Income totaled $214,259, $244,300, and $326,170 for the years ended December 31, 1997, 1996 and 1995, respectively. The year-to-year changes as compared to their respective prior years were primarily due to changes in the Company's average cash balances available for investment.


EXPENSES
--------

  Interest and amortization of loan costs totaled $2,582,891, $2,817,784, and $3,393,743 for the years ended December 31, 1997, 1996 and 1995, respectively. The net decrease of $234,893 in 1997 as compared to 1996 is a result of the retirement of the debt facilities with subsequent refinancing at more favorable interest rates, combined with the costs incurred related to obtaining the loans. The decrease of $575,959 in 1996 from the 1995 level resulted from principal paydown on the mortgage notes payable and long-term debt facility. The average debt outstanding during the year ended December 31, 1997 was $30,329,678 as compared to $30,818,853 in the prior year.

  Property taxes totaled $1,471,126, $1,558,852, and $1,536,584 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease of $87,726 during 1997 is primarily due to the sale of the Interchange D and South Sayre properties. The increase of $22,268 during 1996 occurred because of increases in assessed values of certain of the Company's properties. However, to a large extent, such increases were recaptured from tenants and are therefore included in revenues. Also in 1996, there were no significant refunds of prior year taxes as there were in 1995.

  Property Operating Costs totaled $1,376,679, $1,346,723, and $1,757,154 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease of $410,431 in 1996 is primarily the result of the 1995 property sales.

  Legal Costs during the years ended December 31, 1997, 1996 and 1995 totaled $300,569, $107,058, and $63,290 respectively. The increase of $193,511 during 1997 is a result of services related to: (i) the refinancing of the Company's debt; (ii) the sales of the Interchange D and South Sayre properties; (iii) the purchase of the Florida properties; (iv) the adoption of the Shareholder Rights Plan; and (v) certain litigation relating to the June 13, 1997 Annual Meeting of Shareholders. The increase in 1996 from 1995 included legal costs relating to Bylaw amendments approved by the shareholders which terminated the self-liquidating provisions of the Bylaws.

  General and Administrative expenses for the three years ended December 31,1997, 1996 and 1995 totaled $954,144, $654,173, and $689,036 respectively.
The increase of $299, 971 in 1997 is primarily due to (i) expenses involved in developing strategic alternatives for the Company; (ii) compensation expense for the Chief Executive Officer, and (iii) increased annual meeting and trustee expenses.

  Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the years ended December 31, 1997, 1996 and 1995, these expenses totaled $2,445,881, $2,431,448 and $2,718,862 respectively. The increase of $14,433 during 1997 as compared to 1996 was due primarily to the purchase of the three Florida properties, offset by the sale of the Interchange D and South Sayre properties. The decrease of $287,414 during 1996 from the prior year was primarily due to the sale of the Kroger and Tropicana properties.


OTHER MATTERS
-------------

  On February 18, 1998, the Company entered into an Agreement and Plan of Merger with EastGroup Properties, Inc. (NYSE-EGP) providing for EastGroup's acquisition of the Company for $10.00 per outstanding preferred share and $8.50 per outstanding common share, payable in cash. Pursuant to the terms of the Merger Agreement, EastGroup (through a wholly-owned subsidiary commenced a tender offer for all issued and outstanding preferred shares of the Company not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding common shares of the Company for $8.50 per share in cash on February 23, 1998. The Offer is scheduled to expire on April 17, 1998. following completion of the Offer, the Company (excluding those held by EastGroup) will be converted in $10.00 per share in cash and all remaining common shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. EastGroup will also assume all of the Company's outstanding indebtedness, resulting in a total transaction value of approximately $100 million. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (Schedule 14D-9) filed February 23, 1998.

  The Company's Board of Directors has unanimously approved the Merger Agreement and recommends that all preferred and common shareholders of the Company tender their shares into the Offer. The Company's management can provide no assurance as to the timing or ultimate closure of these transactions.

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

                                    PART III

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

CHRISTOPHER J. DOHERTY
Chairman and Director (2) (5)
Age:  42
Mr. Doherty is Managing Director and General Counsel of the financial consulting firm of Potomac Investment Services LP. Previously he was a partner at the Washington D.C. law firm of Fox, Bennett & Turner. He was with the firm for a total of six years from 1989 to 1991 and from 1993 to 1997. Mr. Doherty served as General Counsel and Deputy Treasurer to the Commonwealth of Massachusetts State Treasurer and as Massachusetts Special Assistant Attorney from 1991 to 1993. From 1986 to 1989, he served as Legislative Assistant and Counsel to the U.S. Senate Committee on Labor and Human Resources. From 1979 to 1986 he served as a Special Assistant to Senator Edward M. Kennedy. Mr. Doherty has a J.D. from the Georgetown University Law Center and a B.A. from Harvard University. Mr. Doherty has been a Director of the Company since September 1993, and Chairman since June, 1997.

ROBERT H. GIDEL
Chief Executive Officer and Director (3) (4) (5)
Age: 46
Mr. Gidel was the President, Chief Operating Officer of Paragon Group, Inc., a diversified real estate investment trust, and Paragon GP Holdings from January 1996 to April 1997. He served as a Director of these companies from February 1996 until April 1997. Mr. Gidel has been the President, Chief Operating Officer and a director of the general partner of Brazos Partners, L.P., a partnership that was formed to acquire and liquidate a $3 billion portfolio of real estate assets previously owned by failed thrifts, since July 1993. He also was Chief Operating Officer and a director of Brazos Fund, L.P., a real estate investment fund, from March 1994 to January 1996, and currently remains a director of that fund. Mr. Gidel was Managing Director and a director of Alex Brown Kleinwort Benson Realty Advisors, a real estate investment management firm based in Baltimore, Maryland from 1986 to 1993. Mr. Gidel has been Chief Executive Officer and a Director since June 1997.

S. MICHAEL LUCASH
Director (2) (4) (5)
Age: 47
Mr. Lucash has been a Managing Director for Real Estate at Llama Company since December 1995. Mr. Lucash was Chief Operating Officer of Boston Capital Mortgage Company from March through December 1995. From 1993 to 1995 he was Chief Operating Officer of ARBOR National Commercial Mortgage Corporation. Mr. Lucash was President of Commercial Mortgage Corporation of America from 1987 to 1993. From 1985 to 1987 Mr. Lucash was Vice President of Mortgage Banking at City Trust. Mr. Lucash has a B.S. from Southern Connecticut State University. Mr. Lucash also attended Massachusetts School of Law. Mr. Lucash has been a Director of the Company since September 1993, and served as Chairman from September 1993 until June 1997.

Lawrence P. Morris
Director (1)
Age:  42
Mr. Morris has been the Executive Vice President and Head of the Public Finance Department for Mesirow Financial, Inc. since 1994. From 1985 to 1994, Mr. Morris was a Vice President of First Chicago Capital Markets Inc. where he managed the investment activities associated with bond financings and escrow restructuring. From 1982 to 1985 Mr. Morris was an Assistant Vice President at the First National Bank of Chicago. Mr. Morris received his B. A. from the University of Notre Dame in 1978 and is a Certified Public Accountant. Mr. Morris has served as a director of the Company since December 1995.

Homer McK. Rees
Director (1) (3) (4)
Age:  67
From 1982 to 1992, Mr. Rees held various positions with The Prudential Insurance Company of America, including Chairman in 1992 and President from 1988 to 1991 of Prudential Capital Corporation, a marketing unit responsible for origination of private placements. Mr. Rees retired in 1992. Mr. Rees has an M.B.A. from Harvard University and a B.A. from Yale University. Mr. Rees has served as a Director of the Company since March 1993.

RICHARD M. OSBORNE
Director (1)
Age:  51
Mr. Osborne is President and Chief Executive Officer of OsAir, Inc., Mentor, Ohio ("OsAir") a company he founded in 1963. OsAir is a manufacturer of industrial gases for pipeline delivery and a real property developer. Mr. Osborne is also a director of Brandywine Realty Trust, a publicly-held REIT, and a director of Great Lakes Bank, Mentor, Ohio. Through OsAir or personally, Mr. Osborne or personally, Mr. Osborne has over 30 years in real estate development and management. Mr. Osborne has been a director of the Company since June 1997.

MICOLYN M. YALONIS
Director (2) (3)
Age:  38
Ms. Yalonis has been Vice President of Callan Associates, Inc. since 1993. She was an independent real estate consultant from October 1992 to 1993, providing independent real estate consulting services to advisors, plan sponsors, and other institutional market participants. From 1988 to 1992, she held various positions with Callan Associates Inc., including Vice President, Manager from 1991 to 1992 and Assistant Vice President from June 1990 to November 1991. Ms. Yalonis has a B.A. from the University of California, Los Angeles. Ms. Yalonis has been a Director of the Company since September 1993.

___________________________
(1)  Member of the Audit Committee
(2)  Member of the Nominating Committee
(3)  Member of the Compensation Committee
(4)  Member of the Strategic Alternatives Committee
(5)  Member of the Executive Committee



EXECUTIVE OFFICERS
------------------

     The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the Company:


Name                          Age           Position
----                          ---           --------

Robert H. Gidel                46           Chief Executive Officer

Lorraine O. Legg               58           President

John E. Castello               53           Senior Vice President and
                                            Chief Financial Officer

Michael Gilbert                54           Vice President Real Estate

Denis F. Shanagher             41           Secretary

     Officers of the Company hold office at the discretion of the Directors. Each executive officer's principal occupations during the past five years or more are set forth below.

LORRAINE O. LEGG
President
Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc., and its affiliates manage portfolios of real estate and mortgage investments for individuals and corporations. Ms. Legg is also President and Chairman of the Board of TIS Mortgage Investment Company, a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservice, Inc. located in Portland, Oregon. Ms. Legg has over thirty-two years of experience in corporate and real estate finance. Ms. Legg has served as a Director of the Company from March 1993 until June 1997 and was elected as President and Chief Executive Officer in December 1995.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS
----------------------------------

     On June 30, 1997, the Company announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company. Effective July 1, 1997, the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr. Gidel provides services to the Company as Chief Executive Officer and is in turn paid an annualized fee of $180,000, payable quarterly, and reimbursed for certain out-of-pocket expenses incurred on behalf of the Company. On September 21, 1997, the Company also entered into a Stock Appreciation Rights Agreement with Mr. Gidel, whereby the Company granted Stock Appreciation Rights ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vest after one year of service or upon a change of control of the Company. Upon exercise, the grantee of the SARs will be paid the difference between the fair market price of the stock and the exercise price. In connection with the pending EastGroup Merger Offer and subsequent Change in Control, the Company anticipates that Mr. Gidel will exercise all of his SARs, in which event he will be entitled to a cash payment from the Company of up to $563,000.

     As of December 31, 1997, the Company had no full-time employees and is currently managed under a Management Agreement with TIS Financial Services Inc. This agreement requires that TIS pay the employment expenses of its personnel.

     Prior to December 1995, the Company shared employee costs under an internalized management structure using MPP. See Item 1. For the year ended December 31, 1995, the Company's allocated share of each of its executive officer's cash and non-cash compensation did not exceed $100,000.

COMPENSATION OF DIRECTORS
-------------------------

     Director Fees.  The Company pays each Director an annual fee of $8,000.  In
     --------------
1997, Ms. Yalonis, and Messrs. Lucash, Morris, and Rees each received $8,000 as a Director fee. Messrs. Doherty and Peter O. Hanson received $4,000 as Directors fee from January 1, 1997 to June 30, 1997. Messrs. Gidel and Osborne each received $4,000 as Directors fees for the period July 1, 1997 to December 31, 1997.

     Chairman's Fees.  The Company pays the Chairman an annual fee of $25,000
     ---------------
which amount was paid in 1997.

     Committee and Other Meeting Fees.  The Directors are also entitled to be
     --------------------------------
paid $500 for each Board meeting attended in person, $400 for each committee meeting attended in person, and $300 for each Board or committee meeting attended by means of conference telephone call. Directors are also paid $300 per half day for time spent attending to the Company's business. During 1997 Mr. Doherty was paid $5,500, Mr. Gidel was paid $3,800, Mr. Hanson was paid $6,500, Mr. Lucash was paid $11,500, Mr. Morris was paid $4,300, Mr. Osborne was paid $2,200, Mr. Rees was paid $10,600, and Ms. Yalonis was paid $7,400.

     Reimbursements.  All Directors are reimbursed for reasonable travel and
     --------------
other out-of-pocket expenses incurred in connection with attending Board and committee meetings.

     In December of 1995, TIS Financial Services Inc., of which Lorraine O. Legg is President and Chief Executive Officer, became the Manager of the Company.
The management agreement provides that a management fee be paid to TIS Financial Services in return for services. The management agreement requires that TIS pay
the employment expenses of its own personnel.   Ms. Legg receives no
compensation from the Company for serving as President.

     The compensation and expense reimbursement arrangements for Directors as set forth above may be changed by the Board of Directors pursuant to the authority granted to it in the Company's Bylaws.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the amount and nature of the beneficial ownership of shares of common and preferred stock as of January 5, 1998, by (i) each person known by the Company to own more than 5% of any class of the Company's voting stock (based upon filings made with the Securities and Exchange Commission), (ii) each Director, (iii) the executive officer named in the Summary Compensation Table, and (iv) all Directors and executive officers of the Company as a group.

                                   Amount of Shares
                                  Beneficially Owned       Title      Percent
          Name (1)              Directly or Indirectly   of Class    of Class
          -------               ----------------------   --------    --------
Massachusetts State                   1,560,754          Preferred     29.6%
Teachers' and Employees'
Retirement Systems Trust
  c/o The Commonwealth of
Massachusetts Treasury
  Department, One
  Ashburton Place, #1200
  Boston, MA 02108

EastGroup Properties, Inc.            1,456,956          Preferred     27.6%
300 One Jackson Pkwy
188 East Capital Street
Jackson, MS  39201

Chicago Truck Driver,                   521,164          Preferred      9.9%
Helpers & Warehouse
Workers Union
(Independent)
Pension Fund
809 W. Madison Street
Chicago, IL  60607

John E. Castello                           5,000         Common            (2)
Christopher J. Doherty                     1,000         Preferred         (3)
                                             500         Common            (3)
Robert H. Gidel                          100,000         Common             -
Lorraine O. Legg                           1,000         Common            (2)
                                             200         Preferred         (2)
S. Michael Lucash                             --            --              -
Lawrence P. Morris                            --            --              -
Homer McK. Rees                            1,000         Preferred         (2)
                                           5,000         Common            (2)
Micolyn M. Yalonis                            --            --              -

All Directors and
executive officers
as a group (12 persons)                    2,200         Preferred         (2)
                                         111,500         Common             -

(1) Unless otherwise indicated in these footnotes, the persons listed above have sole voting and investment power over the shares, subject to community property laws were applicable.
(2)  Less than 1%.
(3)  Purchased on January 5, 1998.

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

     Effective December 7, 1995, Lorraine O. Legg was elected President and Chief Executive Officer of the Company. Effective December 1, 1995, TIS managed the Company's assets, properties and investments in addition to performing administrative services for the Company in return for a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the Management Agreement. The Agreement further requires that TIS pay all employment expenses of its personnel performing services for the Company. Ms. Legg does not receive any compensation from the Company for her services as an Officer of the Company.

     In addition, on December 7, 1995, following the resignations of the other senior officers of the Company affiliated with MPP, various other TIS Officers and employees were elected as officers of the Company. Those officers of the Company affiliated with TIS receive no direct compensation from the Company in exchange for their services.

     On June 30, 1997, the Company announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company. Effective July 1, 1997, the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr. Gidel provides services to the Company as Chief Executive Officer and is in turn paid an annual fee of $180,000, payable quarterly, and reimbursed for certain out-of-pocket expenses incurred on behalf of the Company. On September 21, 1997, the Company entered into a Stock Appreciation Rights Agreement with Mr. Gidel, whereby the Company granted Stock Appreciation Rights ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vest after one year of service or upon a change of control of the Company. Upon exercise, the grantee of the SARs will be paid the difference between the fair market price of the stock and the exercise price. In connection with the pending EastGroup Offer and Merger Agreement, the Company anticipates that Mr.
Gidel will exercise all of his SARs, in which event he will be entitled to a cash payment from the Company of up to $563,000.

  On February 18, 1998, the Company entered into an Agreement and Plan of Merger with EastGroup Properties, Inc. (NYSE-EGP) providing for EastGroup's acquisition of the Company for $10.00 per outstanding preferred share and $8.50 per outstanding common share, payable in cash. Pursuant to the terms of the Merger Agreement, EastGroup (through a wholly-owned subsidiary commenced a tender offer for all issued and outstanding preferred shares of the Company not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding common shares of the Company for $8.50 per share in cash on February 23, 1998. The Offer is scheduled to expire on April 17, 1998. following completion of the Offer, the Company (excluding those held by EastGroup) will be converted in $10.00 per share in cash and all remaining common shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. EastGroup will also assume all of the Company's outstanding indebtedness, resulting in a total transaction value of approximately $100 million. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (Schedule 14D-9) filed February 23, 1998.

  The Company's Board of Directors has unanimously approved the Merger Agreement and recommends that all preferred and common shareholders of the Company tender their shares into the Offer. The Company's management can provide no assurance as to the timing or ultimate closure of these transactions.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K.

(a) (1) FINANCIAL STATEMENTS.  The following Company financial statements are
        --------------------
        filed as part of this report:

                                                                           Page
                                                                           ----
        Report of Independent Public Accountants........................    29
        Consolidated Balance Sheets.....................................    30
        Consolidated Statements of Operations...........................    31
        Consolidated Statements of Shareholders' Equity.................    32
        Consolidated Statements of Cash Flows...........................    33
        Supplemental Schedule of Non-Cash Transactions..................    34
        Notes to Consolidated Financial Statements......................    35

(a) (2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement
        -----------------------------
        schedules are filed as part of this report:

                                                                           Page
                                                                           ----
     Valuation and Qualifying Accounts..................................    43
     Real Estate and Accumulated Depreciation...........................    44

     Schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission which have not been included have been omitted because of the absence of conditions for which they are required or because the information is included elsewhere in this report.

(a) (3)  EXHIBITS.
         --------

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

10.24  Indemnity Agreement, undated, between Sierra Capital Realty Trust VIII
       Co. and Richard H. Hughes filed as Exhibit 10.67 to Registrant's Form 10-
       K for the fiscal year ended December 3l, 1991 and incorporated herein by reference.

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

10.58  Amendment No. 1 to the Employment Agreement of Milton K. Reeder dated
       September 14, 1993 filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference .

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

10.63  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Debra H. Paul filed as Exhibit 10.6 to Registrant's Form 10-
       Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.64  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Steven B. Sinnett filed as Exhibit 10.7 to Registrant's
       Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.65  Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-
       503-315) filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.66  Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-
       503-317) filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.67  Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-
       503-318) filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.68  Amendment to Promissory Note dated June 24, 1993 (Prudential Loan No. 7-
       503-319) filed as Exhibit 10.11 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

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

10.81 Management Agreement dated October 18, 1995 and effective December 1, 1995 by and between Meridian Point Realty Trust VIII Co. and TIS Financial Services, Inc. filed as Exhibit 10.81 to Registrant's Form 10-K dated April 1, 1996, and incorporated herein by reference

10.82 MPP Termination Agreement among Meridian Point Properties, Inc. Meridian Point Industrial Trust, Inc. Meridian Point Realty Trust VIII Co. Dated as of February 22, 1996 filed as Exhibit 10.82 to Registrant's Form 10-K dated April 1, 1996, and incorporated herein by reference.

10.83 Shareholder Rights Agreement, dated as of November 14, 1997, between Meridian Point Realty Trust VIII Co. and First Chicago Trust Company of New York, which includes as Exhibit A thereto the Form of Purchase Rights Certificate and as Exhibit B thereto the Form of Exchange Rights Certificate. Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated November 21, 1997 and as amended on December 15, 1997.

10.84 Agreement and Plan of Merger dated as of February 18, 1998, among EastGroup, the Purchaser and Meridian Point Realty Trust VIII Co., incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Schedule 14D-9, dated February 23, 1998 and as amended on March 12, 1998.

(b)    REPORTS ON FORM 8-K.
       -------------------

     The following reports on Form 8-K were filed during the quarter ended December 31, 1997:

       Current Report on Form 8-K under Item 5 - Other Events, dated November 24, 1997 announcing the Shareholders Rights Agreement.

       Current Report on Form 8-K under Item 5 - Other Events, dated December 15, 1997 announcing an amendment to the Shareholders Rights Agreement.

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


Dated:  March 26, 1998              MERIDIAN POINT REALTY TRUST VIII CO.

                                    By:   /s/ Lorraine O. Legg
                                        ------------------------------------
                                         Lorraine O. Legg
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/Robert H. Gidel                     Dated: March 26, 1998
--------------------------------------------
Robert H. Gidel
Chief Executive Officer and Director
(Principal Executive Officer)

           /s/Lorraine O. Legg                    Dated: March 26, 1998
--------------------------------------------
Lorraine O. Legg
President

           /s/John E. Castello                    Dated: March 26, 1998
--------------------------------------------
John E. Castello
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

           /s/ Christopher J. Doherty             Dated: March 26, 1998
--------------------------------------------
Christopher J. Doherty
Chairman and Director

           /s/ S. Michael Lucash                  Dated: March 26, 1998
--------------------------------------------
S. Michael Lucash
Director

           /s/ Lawrence P. Morris                 Dated: March 26, 1998
--------------------------------------------
Lawrence P. Morris
Director

           /s/ Richard M. Osborne                 Dated: March 26, 1998
--------------------------------------------
Richard M. Osborne
Director

           /s/ Homer McK. Rees                    Dated: March 26, 1998
--------------------------------------------
Homer McK. Rees
Director

           /s/ Micolyn Magee Yalonis              Dated: March 26, 1998
--------------------------------------------
Micolyn Magee Yalonis
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Shareholders and Board of Directors of Meridian Point Realty Trust VIII Co.:

      We have audited the accompanying Consolidated Balance Sheets of Meridian Point Realty Trust VIII Co. (a Missouri corporation) and subsidiary as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust VIII Co. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedules listed in Item 14 (a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP
San Francisco, California
February 27, 1998

                      MERIDIAN POINT REALTY TRUST VIII CO.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                1997                   1996
---------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                      $ 85,353,734           $ 81,834,510
Less:   Accumulated Depreciation                                             (15,514,356)           (15,152,397)
---------------------------------------------------------------------------------------------------------------
                                                                              69,839,378             66,682,113
OTHER ASSETS:
Cash and Cash Equivalents                                                      7,119,687              2,791,670
Receivables, Net of Reserves of $0 and $25,961
 as of December 31, 1997 and 1996, respectively                                  422,144                493,942
Capitalized Loan Costs, Net of Accumulated Amortization of
 $55,472 and $709,158 as of December 31, 1997
 and 1996, respectively                                                          487,366                108,918
Capitalized Lease Commissions, Net of Accumulated Amortization
 of $425,816 and $331,172 as of December 31, 1997
 and 1996, respectively                                                          341,333                308,835
Other Assets, Net of Accumulated Amortization of
 $442,509 and $365,084 as of December 31, 1997
 and 1996, respectively                                                        1,720,234              1,208,477
TOTAL ASSETS                                                                $ 79,930,142           $ 71,593,955
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                                      $ 33,706,682           $  7,570,281
Long-term Debt Facility                                                               --             20,042,421
Due to Affiliate                                                                 170,000                163,000
Accounts Payable                                                                 990,537              1,184,057
Prepaid Rent, Tenant Deposits and Other Liabilities                              666,205                168,218
TOTAL LIABILITIES                                                             35,533,424             29,127,977
---------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Shares of Common and Preferred Stock with par value of $0.001;
 an aggregate of 50,000,000 Common and Preferred Shares
 authorized; 1,709,937 Common Shares and 5,273,927 Preferred
 Shares issued and outstanding as of December 31, 1997
 and 1996, respectively                                                            6,984                  6,884
Paid-in Capital                                                               65,952,719             65,389,820
Distributions in Excess of Income                                            (21,562,985)           (22,930,726)

TOTAL SHAREHOLDERS' EQUITY                                                    44,396,718             42,465,978
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 79,930,142           $ 71,593,955
===============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997                 1996                  1995
-------------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                        $10,355,548           $ 9,976,457          $ 10,868,405
Interest and Other                                              214,259               244,300               326,170
TOTAL REVENUES                                               10,569,807            10,220,757            11,194,575
-------------------------------------------------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Loan Costs                       2,582,891             2,817,784             3,393,743
Property Taxes                                                1,471,126             1,558,852             1,536,584
Property Operating Costs, Including Amounts Paid
 to Related Parties of $668,692, $668,309, and
 $680,015, respectively                                       1,376,679             1,346,723             1,757,154
Legal Costs                                                     300,569               107,058                63,290
General and Administrative, Including Amounts
 Paid to Related Parties of $236,082, $131,318,
 and $168,205, respectively                                     954,144               654,173               689,036
Provision for Decrease in Net Realizable Value                       --                    --             1,182,015
Depreciation and Amortization                                 2,445,881             2,431,448             2,718,862
TOTAL EXPENSES                                                9,131,290             8,916,038            11,340,684
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE GAIN ON
 DISPOSITION OF ASSETS                                        1,438,517             1,304,719              (146,109)
Gain on Disposition of Assets                                 1,995,776                47,452                 1,197
-------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       3,434,293             1,352,171              (144,912)
Extraordinary Item -
 Prepayment Penalty on Paydown of Debt                          (62,233)                   --              (129,433)
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $ 3,372,060           $ 1,352,171             ($274,345)
===================================================================================================================

NET INCOME (LOSS)                                           $ 3,372,060           $ 1,352,171             ($274,345)
Preferred Distributions Declared                             (1,529,439)           (1,476,700)           (1,476,700)
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
                                                            $ 1,842,621           ($  124,529)          ($1,751,045)
===================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE BASIC
 AND DILUTED:
Income (Loss) Before Extraordinary Item                     $      1.17                ($0.08)               ($1.01)
Extraordinary Item - Prepayment Penalty                           (0.04)                   --                 (0.08)


NET INCOME (LOSS) PER COMMON SHARE                          $      1.13                ($0.08)               ($1.09)
===================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    1,623,636             1,609,937             1,609,937
PREFERRED DISTRIBUTIONS PAID PER SHARE                      $      0.29           $      0.28          $       0.28
COMMON DISTRIBUTIONS PAID PER SHARE                         $      0.29           $      0.28          $       0.28
===================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 Common Stock               Preferred Stock                            Distributions
                           -------------------------   -------------------------       Paid-in           in Excess
                              Shares        Amount        Shares        Amount         Capital           Of Income
----------------------------------------------------------------------------------------------------------------------
BALANCE
 JANUARY 1, 1995              1,609,937       $1,610      5,273,927       $5,274       $65,389,820        $(20,153,586)
Net Loss                             --           --             --           --                --            (274,345)
Distributions Declared:
 Common                              --           --             --           --                --            (450,783)
 Preferred                           --           --             --           --                --          (1,476,700)
----------------------------------------------------------------------------------------------------------------------
BALANCE
 DECEMBER 31, 1995            1,609,937        1,610      5,273,927        5,274        65,389,820         (22,355,414)
Net Income                           --           --             --           --                --           1,352,171
Distributions Declared:
 Common                              --           --             --           --                --            (450,783)
 Preferred                           --           --             --           --                --          (1,476,700)
----------------------------------------------------------------------------------------------------------------------
BALANCE
 DECEMBER 31, 1996            1,609,937        1,610      5,273,927        5,274        65,389,820         (22,930,726)
Net Income                           --           --             --           --                --           3,372,060
Distributions Declared:
 Common                                                                                                       (474,880)
 Preferred                           --           --             --           --                --          (1,529,439)
Stock Issuance
 Common                         100,000          100             --           --           562,899
----------------------------------------------------------------------------------------------------------------------
BALANCE
 DECEMBER 31, 1997            1,709,937       $1,710      5,273,927       $5,274       $65,952,719        $(21,562,985)
======================================================================================================================

   The accompany notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997                  1996                  1995
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                           $  3,372,060           $ 1,352,171             ($274,345)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation                                                 2,239,719             2,253,477             2,519,491
  Amortization - Other                                           305,788               282,542               307,905
  Provision for Decrease in Net Realizable Value                      --                    --             1,182,015
  Rent Adjustment                                                     --                    --               (16,698)
  Prepayment Penalty on Paydown of Debt                           62,233                    --               129,433
  Gain on Disposition of Assets                               (1,995,776)              (47,452)               (1,197)
Decrease (Increase) in Accounts Receivable                        96,672                91,829               143,011
Decrease (Increase) in Other Assets                             (591,378)                14,091                56,781
Increase (Decrease) in Accounts Payable                         (187,626)              110,777              (242,078)
Increase (Decrease) in Due from/to Affiliate                       7,000               274,791               (15,697)
Increase (Decrease) in Other Liabilities                         900,461               (53,763)               53,722
NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,209,153             4,278,463             3,842,343
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                          (5,532,097)             (153,827)             (519,937)
Additions to Capitalized Lease Commissions                      (221,170)              (66,439)             (185,485)
Cash Received on Sale of Properties                            7,813,871                    --             1,730,124
Cash Paid on Purchase of Properties                           (5,037,585)                   --                    --
Sales (Purchases) of Personal Property                                --                73,603                (3,385)

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                         (2,976,981)             (146,663)            1,021,317
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Construction Loan Payable                       11,799,788                    --                    --
Principal Payments on Construction Loan Payable              (11,799,788)                   --                    --
Net Proceeds from Mortgage Notes Payable                      25,457,236                    --                    --
Additions to Capitalized Loan Costs                             (457,516)                   --                    --
Long-Term Debt Facility                                      (20,104,654)           (4,216,976)           (2,686,033)
Principal Payments on Mortgage Notes Payable                    (357,901)             (211,887)             (194,327)
Distributions Paid to Shareholders                            (2,004,319)           (1,927,483)           (1,927,483)
Issuance of Additional Shares of Stock                           562,999                    --                    --
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                        3,095,845            (6,356,346)           (4,807,843)
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              4,328,017            (2,224,546)               55,817
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                             2,791,670             5,016,216             4,960,399
--------------------------------------------------------------------------------------------------------------------

 END OF YEAR                                                $  7,119,687           $ 2,791,670           $ 5,016,216
====================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                 SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997                1996               1995

Acquisition of Properties
    Assumption of Mortgage Note Payable                        $  994,301                  --                 --

Disposition of Properties Due to Sale:
 Net Book Value of Assets Disposed                              6,282,153             $26,151        $11,563,062
 Other Assets Written-Off, Net of Other Liabilities              (464,058)                 --            104,833
 Paydown of Long-Term Debt Facility                                    --                  --          9,809,535
 Prepayment Penalties                                                  --                  --            129,433
 Interest Paid in Escrow                                               --                  --             27,650
 Cash Held in Escrow                                                   --                  --            175,000

 The accompanying notes are an integral part of these consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

       From April 1, 1991 through November 30, 1995, the Company operated under a self-administered management structure in conjunction with other commonly-sponsored real estate investment trusts (the Company and such other real estate investment trusts are collectively referred to herein as the "Companies").
Under this management structure, Meridian Point Properties, Inc. ("MPP"), leased employees to the Companies at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided shareholder account maintenance and dividend reimbursement and reinvestment services. The reimbursements made to MPP were allocated among the Companies in accordance with agreements between MPP and the Companies.

  Effective December 1, 1995, the Company terminated the Amended and Restated Employee Leasing Agreement with MPP and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the terms of the management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company paid TIS a base management fee calculated on an annual basis of 0.75% of the Company's Average Invested Assets, as defined in the agreement. Effective January 1, 1998, the Company entered into an Amended Management Agreement with TIS, under the terms of which the Company pays TIS a base management fee of $35,000 per month, for asset management services as defined in the agreement. The agreement requires that TIS pay the employment expenses of its personnel. The amended management agreement will expire by its terms on. June 30, 1998. At that time, assuming completion of the pending tender offer and expected second-step merger, and following transition of Management to EastGroup, T1S will be paid a termination fee of $50,000.

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

       Cash paid for interest was $2,664,700, $2,740,085 and $3,366,056 for the years ended December 31, 1997, 1996, and 1995, respectively.

       (e) INVESTMENT IN REAL ESTATE AND DEPRECIATION METHODS. In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of", investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated by the Company on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1997 the Company's Investment in Real Estate is stated net of a Cumulative Provision for Decrease in Net Realizable Value of $4,617,000. As of December 31, 1996 the Cumulative Provision was $5,167,000. Investors should consider any net realizable value provisions in evaluating realization of their investments. (See Note 3.)

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

      (f) RENTALS FROM REAL ESTATE INVESTMENTS. Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $1,407,500, $1,203,380 and $1,393,576 are included in Rentals from Real Estate Investments for the years ended December 31, 1997, 1996, and 1995, respectively.

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

      (h) OTHER ASSETS. Other Assets consists primarily of prepaid insurance and deferred rent receivable relating to straight-line rents. Additionally, in 1997, Other Assets includes the three year Directors and Officers Insurance accrual and a deposit for the possible purchase of a building (the deposit was returned to the Company on January 6, 1998).

      (i) RECLASSIFICATIONS. Certain prior year amounts have been reclassified in the consolidated financial statements and related notes to conform to the 1997 presentation.

     (j) NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income will be required to be reported in financial statements issued for periods beginning after the effective date of SFAS No. 130. Management believes the adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for disclosures about operating segments, products and services geographic areas and major customers. Management believes the adoption of SFAS No. 131 will not have a material effect on the Company's financial statements.

2.  RELATED PARTIES.

    For the three years ended December 31, 1997, the Company incurred fees and expenses for services rendered by the directors of the Company totaling $236,082, $131,318 and $168,205, respectively. Such amounts were paid directly to the directors. Prior to December 1, 1995, the Company operated under a self-administered management structure. (See Note 1)

    In accordance with agreements then existing between the Company and MPP, reimbursements were allocated among the Companies based on (i) gross rental receipts of the Companies' properties and the Companies' relative real estate assets for property and asset management costs; and (ii) proportionate time incurred, the number of shareholders and relative real estate assets for costs incurred in conducting the Companies' daily operations. For the year ended December 31, 1995, reimbursements to MPP totalled $624,015.

    On October 18, 1995, the Company entered into a management agreement with TIS and terminated its employee leasing agreement with MPP effective December 1, 1995. Pursuant to the termination provisions in the agreements between the Company and MPP, the Company is obligated for its pro-rata share of any contractual obligations that MPP entered into on behalf and for the benefit of the Company. The financial impact from such contractual obligations did not have a material impact on the Company's financial position or results of operation in 1997, 1996 or 1995 and management believes that any future impact will also be immaterial.

    Under the agreement with TIS, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The Company paid TIS, for services rendered under the agreement, a base management fee in an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement, during each calendar year. For the years ended December 31, 1997, 1996 and 1995, the Company has incurred $668,692, of which $170,000 was due at year end; $668,309, of which $163,000 was due at year end; and $56,000, respectively, under this agreement. The Company's President is also an officer of TIS. Commencing January 1, 1998, the Company has amended the agreement to pay TIS a base management fee of $35,000 per month.

3.  RENTAL PROPERTIES, NET.

    Rental properties, net of provision for decrease in net realizable value at December 31, 1997 and 1996 consist of the following:

                                                                                      1997                    1996
Land                                                                               $15,584,368             $14,833,973
Buildings                                                                           66,807,825              63,957,172
Capital Improvements                                                                 2,960,656               3,040,065
Construction in Progress                                                                   885                   3,300
-----------------------------------------------------------------------------------------------------------------------
Total                                                                              $85,353,734             $81,834,510
=======================================================================================================================

    The cumulative Provision for Decrease in Net Realizable Value and net book value as of December 31, 1997 are as follows:


                                                   CUMULATIVE
                                                   PROVISION
                                                FOR DECREASE IN
                                                      NET
                           PROPERTY             REALIZABLE VALUE      NET BOOK VALUE
               -----------------------------------------------------------------------

                  Memphis #1                               31,000            1,575,303
                  Memphis #8                              233,000              286,460
                  Memphis #20                             781,000            2,159,795
                  3821 Getwell                             94,000              471,447
                  1033 East Maricopa                      420,000              556,219
                  616 South 55th Avenue                   406,000            2,896,141
                  2455 South 7th Street                   910,000              976,691
                  9219 Viscount                           203,000            1,770,692
                  9100 Carpenter                          322,000              603,403
                  7601 Ambassador                       1,137,000            2,186,102
                  7811/7901 Ambassador                     80,000            1,852,028
               -----------------------------------------------------------------------
                  Subtotal                              4,617,000           15,334,281
                  Total for all properties with no
                   Cumulative Provision for
                   Decrease in Net                             --           49,888,097
                  Realizable Value
               -----------------------------------------------------------------------
                  Total                                $4,617,000          $69,839,378
               =======================================================================

          All the Company's leases relating to its rental properties are operating leases. The minimum future rental revenues from these leases as of December 31, 1997, are as follows:

                           1998                          $ 9,119,649
                           1999                            7,821,826
                           2000                            6,622,313
                           2001                            6,203,939
                           2002                            5,736,283
                           Thereafter                     31,575,759

       There are currently three major tenants comprising 50% of the total rental revenue of the Company based on the projected 1998 base rent of existing leases. As of December 31, 1997, the Company's properties were 96.2% occupied. During 1998, leases covering approximately 8% of the Company's leasable space are scheduled to expire.

4.  DEBT FACILITY AND MORTGAGE NOTES PAYABLE

       As of December 31, 1996 there was debt outstanding with an insurance company of $20,042,421. On July 30, 1997, this facility was retired and paid off in full. To fund this payoff, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of June 2007 and bears interest at 8.06%. In addition to this loan, the Company also used approximately $7,860,000 of proceeds from an interim construction loan secured by its property in La Vergne, Tennessee to retire the debt facility.

       On September 8, 1997 the Company entered into a $13,000,000 permanent loan with an insurance company secured by its property in La Vergne, Tennessee. This new loan has a maturity of September 15, 2007 and bears interest at a rate of 7.83%. The Company used the loan proceeds to pay off the interim construction loan.

       On August 27, 1997 the Company assumed a $994,301 mortgage on the Australian One Building in conjunction with the acquisition of three properties in West Palm Beach, Florida (See Note 8).

       After these transactions, the Company has Mortgage Notes Payable as follows:

                                         STATED         ANNUAL    MATURITY      BALANCE AS OF DECEMBER 31,
NAME AND LOCATION OF PROPERTY         INTEREST RATE    PAYMENTS    DATES           1996         1997
-------------------------------------------------------------------------------------------------------------
Phoenix, AZ and Chino, CA Properties        8.060%    $1,163,693   06/26/07   $12,447,408   $        --
La Vergne, TN Property                      7.830%     1,186,518   09/15/07    12,957,570            --
Australian One; W. Palm Beach, FL           8.250%       113,160   09/30/00       991,269            --
Memphis #20, Memphis, TN                    8.000%       185,700   11/01/98     1,664,295     1,714,643
Auburn I, Auburn Hill, MI                   8.875%       714,513   08/01/09     5,646,140     5,855,638
-------------------------------------------------------------------------------------------------------------
Total                                                 $3,363,584              $33,706,682    $7,570,281
=============================================================================================================

      As of December 31, 1997 scheduled principal payments are due as follows:

                                            1998           $2,310,227
                                            1999              697,366
                                            2000            1,717,035
                                            2001              856,707
                                            2002            1,073,941
                                            Thereafter     27,051,406
                                            -------------------------
                                                          $33,706,682
                                            =========================

5.  DISTRIBUTIONS.

          The analysis below presents the amount of distributions paid to shareholders and the percentage of the distribution which the Company estimates is nontaxable for the years ended December 31, 1997, 1996 and 1995. In 1997, the Company elected to distribute its capital gains to its shareholders and a portion of the 1997 distribution is so designated. Nontaxable distributions are considered a return of capital to shareholders.


                                                1997                        1996                        1995
                                         Common     Preferred          Common     Preferred      Common     Preferred
----------------------------------------------------------------------------------------------------------------------
Distributions Declared Per Share         $0.290        $0.290          $0.280          $0.280    $0.280        $0.280
----------------------------------------------------------------------------------------------------------------------
Nontaxable Distributions                      -             -          25.00%          22.88%      100%          100%
Capital Gains Distributions
     Taxable at 25% Rate                 51.22%        51.22%               -               -         -             -
     Taxable at 20% Rate                 12.62%        12.62%               -               -         -             -

Taxable Distributions                    36.16%        36.16%          75.00%          77.12%       --%           --%
----------------------------------------------------------------------------------------------------------------------
                                           100%          100%            100%            100%      100%          100%
----------------------------------------------------------------------------------------------------------------------

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

          During each of the years ended December 31, 1997, 1996 and 1995, distributions totaling $2,004,319, $1,927,483 and $1,927,483, respectively were made to shareholders. Information with regard to the declaration and payment of these distributions follows:

                                                                      Per Preferred   Per Common
      Date Declared            Record Date          Payable Date          Share         Share
      -------------            -----------          ------------      -------------   ----------
1997
----
March 10, 1997              March 20, 1997       March 31, 1997               $0.07        $0.07
June 19, 1997               June 19, 1997        June 30, 1997                 0.07         0.07
September 12, 1997          September 19, 1997   September 30, 1997            0.07         0.07
December 12, 1997           December 19, 1997    December 31, 1997             0.08         0.08

1996
----
March 12, 1996              March 19, 1996       March 29, 1996               $0.07        $0.07
June 14, 1996               June 21, 1996        June 28, 1996                 0.07         0.07
September 13, 1996          September 23, 1996   September 30, 1996            0.07         0.07
December 13, 1996           December 23, 1996    December 27, 1996             0.07         0.07


1995
-------------------------
April 28, 1995             May 4, 1995                  May 15, 1995                              $0.07               $0.07
June 7, 1995               June 20, 1995                June 30, 1995                              0.07                0.07
September 8, 1995          September 19, 1995           September 29, 1995                         0.07                0.07
December 8, 1995           December 19, 1995            December 29, 1995                          0.07                0.07


In connection with the June 30, 1997 dividend distribution, the Company withheld approximately $45,800 from distributions to Richard Osborne and Turkey Vulture Fund XIII, representing at least 654,327 shares held in violation of Section 6.5 of the Company's bylaws and thereby treated as excess shares. On August 27, 1997, Richard Osborne and Turkey Vulture Fund XIII sold their shares in the Company to EastGroup Properties, Inc. Subsequently, in 1997, the Company, Richard Osborne and Turkey Vulture Fund XIII reached a settlement of a pending lawsuit under the terms of which the withheld dividend amounts have been paid to Turkey Vulture Fund XIII with interest.

6.  BASIC NET INCOME (LOSS) PER COMMON SHARE.

    Basic Net Income (Loss) per share of common stock has been determined by dividing Net Income (Loss), after deduction of preferred distributions declared, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding totaled 1,623,636 for 1997 and 1,609,937 for 1996 and 1995. For the years ended December 31, 1997, 1996 and 1995 there were no common stock equivalents outstanding, as such, no diluted income per share information has been presented in the accompanying statements of operations.

7.  INCOME TAXES.

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

    The Company made an election to be taxed as a REIT beginning with the calendar year 1994. Under certain circumstances, loss of REIT status may result in the imposition of federal and state corporate level tax on certain "built-in-gains" (if any) with respect to Company properties that exist on the date of its re-election of REIT status. The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the years ending December 31, 1997, 1996 and 1995. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements (see Note 5). Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

8.   ADDITIONS TO RENTAL PROPERTIES.

     The Company has completed a major expansion of its Waldenbooks facility in La Vergne, Tennessee. As of December 31, 1997, $5,340,304 has been spent on the project, which, at completion is estimated to cost $5,377,944. In connection with the Waldenbooks expansion, the Company utilized an interim construction loan from a Tennessee bank. Under the loan agreement, the Company was permitted to borrow up to $13,000,000, a portion of which was used to fund interim settlement of the long term debt facility. The construction loan bore interest at LIBOR plus 1.75% and was retired on September 8, 1997 upon the takeout of the permanent financing. (see Note 4)

  On August 27, 1997 the Company completed its purchase of three properties aggregating 71,428 square feet in Palm Beach County, Florida for a purchase price of $6,031,886. In conjunction with this purchase, the Company assumed a mortgage in the amount of $994,301 which has a maturity of September 30, 2000 and bears interest at a rate of 8.250%. (see Note 4)

9.   DISPOSITION OF PROPERTIES.

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

     On June 13, 1997, the Company sold the Interchange D building located in Jackson, Mississippi for a selling price of $3,050,000. Net proceeds amounted to $3,019,123 after $47,112 of adjustments for closing costs and pro-rations. The Company recognized a Gain on Sale of Property of $1,059,484.

     On October 9, 1997 the Company sold the South Sayre property located in Bedford Park, Illinois for a selling price of $5,387,071. Net proceeds amounted to $4,794,748 after adjustments of (i) $435,796 for the second half of 1996 and the 1997 pro-rata share of property taxes; and (ii) $162,631 for closing costs. The prope rty had previously been written down to its estimated net realizable value, and the Company recognized a Gain on Sale of Property of $936,292.

10.  PERSONAL SERVICES AGREEMENT/STOCK APPRECIATION RIGHTS AGREEMENT.

     On June 30, 1997, the Board of Directors announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company, following his election as a director. Effective July 1, 1997 the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr.Gidel provides services to the Company as Chief Executive Officer and is paid an annual fee of $180,000, payable quarterly. Mr. Gidel is also reimbursed for certain direct out of pocket expenses incurred on behalf of the Company. The agreement runs until September 22, 1998. For the year ended December 31, 1997, compensation expense for Mr. Gidel totaled $90,000, of which $45,000 was payable at year end. Mr. Gidel also had the option to purchase, directly or through a partnership, up to 100,000 shares of the Company's common stock. Effective November 11, 1997 Mr. Gidel exercised his right to purchase those shares at the weighted average trading price for the previous ten days, calculated to be $5.63 per share.

     In conjunction with the Personal Services Agreement, the Company also entered into a Stock Appreciation Rights Agreement whereby the Company granted stock appreciation rights ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vest after one year of service or upon a change in control in the company. They may be exercised at any time until September 21, 2000. Upon exercise, Mr. Gidel of the SARs will be paid the difference between the fair market price of the stock as determined by the Board of Directors and the exercise price. Through December 31, 1997, the Company recorded compensation expense of $2,594 relating to the SARs. As of December 31, 1997, none of the SARs had been exercised.

11.  SUBSEQUENT EVENT.

  On February 18, 1998, the Company entered into an Agreement and Plan of Merger with EastGroup Properties, Inc. (NYSE-EGP) providing for EastGroup's acquisition of the Company for $10.00 per outstanding preferred share and $8.50 per outstanding common share, payable in cash. Pursuant to the terms of the Merger Agreement, EastGroup (through a wholly-owned subsidiary) commenced a tender offer for all issued and outstanding preferred shares of the Company not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding common shares of the Company for $8.50 per share in cash on February 23, 1998. The Offer is scheduled to expire on April 17, 1998. Following completion of the Offer, the Company and EastGroup plans on engaging in a second-step merger in which all remaining preferred shares of the Company (excluding those held by EastGroup) will be converted into $10.00 per share in cash and all remaining common shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. EastGroup will also assume all of the Company's outstanding indebtedness, resulting in a total transaction value of approximately $100 million. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (Schedule 14D-9) filed February 23, 1998.

  The Company's Board of Directors has unanimously approved the Merger Agreement and recommends that all preferred and common shareholders of the Company tender their shares into the Offer. The Company's management can provide no assurance as to the timing or ultimate closure of these transactions.

12.  SHAREHOLDERS RIGHTS PLAN.


  On November 4, 1997, with the advice of Prudential Securities, the Company adopted a Shareholder Rights Plan, which was intended to protect the Company's shareholders in the event of coercive or unfair takeover tactics, or an unsolicited attempt to acquire control of the Company in a transaction the Board of Trustees believed was not in the best interests of the shareholders.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                               December 31, 1997


                                 BALANCE                                      BALANCE
                               BEGINNING OF       CHARGED TO                   END OF
         DESCRIPTION              YEAR             EXPENSE     DEDUCTIONS       YEAR
----------------------------------------------------------------------------------------
1995
----
Reserve for Bad Debts            117,278           201,281      (183,588)       134,971

1996
----
Reserve for Bad Debts            134,971           (38,121)      (70,889)        25,961

1997
----
Reserve for Bad Debts             25,961                 -       (25,961)             -

                     MERIDIAN POINT REALTY TRUST VIII CO.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997


                                                                                          COST CAPITALIZED
                                                    INITIAL COST TO COMPANY           SUBSEQUENT TO ACQUISITION
                                                    -----------------------           -------------------------
                                                                                                                  NET REALIZABLE
                                                                                                       RENTAL          VALUE
DESCRIPTION                              ENCUMBRANCES       LAND        BUILDING     IMPROVEMENTS    GUARANTEES    WRITEDOWNS (4)
----------------------------------------------------------------------------------------------------------------------------------
Office Building
 Auburn Hills, MI                        $ 5,646,140    $ 1,990,705    $11,665,913   $          -    $        -    $           -

Warehouse/Distribution
 Lavergne, TN                             12,957,570      1,693,892     11,866,236      5,377,945             -                -
 Memphis, TN                               1,664,295      3,215,594     12,872,967      1,660,210             -       (1,139,000)

 Chino, CA(1)                             12,447,408      3,416,095      7,259,203              -             -                -
 Phoenix, AZ (1)                                          2,488,197      9,952,790        290,817      (227,129)      (1,736,000)
 Dallas, TX                                               2,085,889      7,251,811      1,010,513             -       (1,742,000)
 West Palm Beach, FL                         991,269      1,717,318      4,381,768              -             -                -
----------------------------------------------------------------------------------------------------------------------------------
Total                                    $33,706,682    $16,607,690    $65,250,688   $  8,339,485    $ (227,129)   $  (4,617,000)
==================================================================================================================================


                                                       GROSS AMOUNT
                                                 CARRIED AT END OF PERIOD
                                                 ------------------------
                                                       BUILDINGS &                   ACCUMULATED           DATE OF        DATE OF
DESCRIPTION                                 LAND       IMPROVEMENTS       TOTAL(3)   DEPRECIATION       CONSTRUCTION    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------------
Office Building
 Auburn Hills, MI                        $ 1,990,705    $11,665,913    $13,656,618    $ 3,003,947          1986-87        12/27/88

Warehouse/Distribution
 Lavergne, TN                              1,693,892     17,244,181     18,938,073      2,931,886          1988-89        06/28/89
 Memphis, TN                               2,962,554     13,647,217     16,609,771      3,796,713          1968-82       12/21/89 &
                                                                                                                          04/27/90
 Chino, CA(1)                              3,416,095      7,259,203     10,675,298      1,642,437            1982         01/31/90
 Phoenix, AZ (1)                           2,095,571      8,673,104     10,768,675      2,100,522          1987-89        06/29/90
 Dallas, TX                                1,708,233      6,897,980      8,606,213      1,998,063          1958-68        10/29/90
 West Palm Beach, FL                       1,717,318      4,381,768      6,099,086         40,788          1992-93        08/27/97
------------------------------------------------------------------------------------------------------------------------------------
Total                                    $15,584,368    $69,769,366    $85,353,734    $15,514,356
====================================================================================================================================

                                   DEPRECIABLE
DESCRIPTION                           LIFE
-----------------------------------------------
Office Building
 Auburn Hills, MI                     35 YRS.

Warehouse/Distribution
 Lavergne, TN                         35 YRS.
 Memphis, TN                          35 YRS.

 Chino, CA(1)                         35 YRS.
 Phoenix, AZ (1)                      35 YRS.
 Dallas, TX                           35 YRS.
 West Palm Beach, FL                  35 YRS.
-----------------------------------------------
Total
===============================================

   A RECONCILIATION OF COST AND ACCUMULATED DEPRECIATION FOR THE YEARS ENDED
                DECEMBER 31, 1997, 1996 AND 1995 IS AS FOLLOWS:

                                                                 1997                                1996
                                                                 ----                                ----
                                                                       ACCUMULATED                           ACCUMULATED
                                                         COST          DEPRECIATION           COST           DEPRECIATION
                                                     -------------------------------       --------------------------------
Balance at Beginning of Year                          $81,834,510       $15,152,397        $81,765,163       $12,987,770

Additions During period
  Capital Improvements                                  5,542,965                 -            153,827                 -
  Depreciation                                                  -       $ 2,284,804                  -
Provision for Decrease in Net Realizable Value                  -                 -                  -         2,249,107
Deletions                                                       -                 -            (84,480)          (84,480)
Cost of Real Estate Purchased(2)                        6,099,086                 -                  -                 -
Cost of Real Estate Disposed                           (8,122,827)       (1,922,845)                 -                 -
                                                      ------------------------------       ------------------------------
Balance at End of Year                                $85,353,734      $ 15,514,356        $81,834,510       $15,152,397
                                                      ==============================       ==============================

                                                                 1995
                                                                 ----
                                                                       ACCUMULATED
                                                         COST          DEPRECIATION
                                                      ------------------------------
Balance at Beginning of Year                          $ 96,820,813     $13,350,872

Additions During period
  Capital Improvements                                     519,937               -
  Depreciation                                                   -       2,467,408
Provision for Decrease in Net Realizable Value                   -               -
Deletions                                               (1,182,015)       (358,256)
Cost of Real Estate Purchased(2)                          (358,256)              -
Cost of Real Estate Disposed                           (14,035,316)     (2,472,254)
                                                      ------------------------------
Balance at End of Year                                $ 81,765,163     $12,987,770
                                                      ==============================

(1) On July 30, 1997, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phonenix, Arizona and its one property in Chino, California. The balance on December 31, 1997 on this Mortgage Note Payable is $12,447,408.
(2) The 1997 dispositions represent the property basis of Interchange D and South Sayre, net of Decrease in Net Realizable Value, which were disposed on June 13, and October 9, 1997, respectively.
     The 1995 disposition represent the property basis of Kroger and Tropicana Marketplace, net of Decrease in Net Realizable Value, which were disposed on May 25, 1995 and July 24, 1995, respectively.
(3) The aggregate cost for Federal Income Tax purposes was approximately $87,000,000.
(4) Represents the cumulative Provision for Decrease in Net Realizable Value at December 31, 1997 and 1996, which is measured as the amount by which the carrying value of the properties exceeds their respective current estimated fair values.