Form 10-Q
period 1998-03-31
MERIDIAN POINT REALTY TRUST VIII CO/MO
filed 1998-05-20
CIK 828957

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended:  MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  1-10547

                      MERIDIAN POINT REALTY TRUST VIII CO.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MISSOURI                             94-3058019
                 --------                             ----------
          (State or other jurisdiction of    (I.R.S. Employer I.D. Number)
            incorporation or organization)

      655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 274-1808


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

      SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998: 1,709,937 SHARES OF PREFERRED STOCK OUTSTANDING AS OF APRIL 30, 1998: 5,273,927

--------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                     MERIDIAN POINT REALTY TRUST VIII CO.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                                            1998                  1997
-------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE:
Rental Properties, Net                                                     $ 85,450,399          $ 85,353,734
Less:   Accumulated Depreciation                                            (16,074,728)          (15,514,356)
-------------------------------------------------------------------------------------------------------------
                                                                             69,375,671            69,839,378
OTHER ASSETS:
Cash and Cash Equivalents                                                     7,429,720             7,119,687
Receivables                                                                     551,321               749,826
Capitalized Loan Costs, Net of Accumulated Amortization of
 $70,404 and $55,472 as of March 31, 1998 and
 December 31, 1997, respectively                                                472,434               487,366
Capitalized Lease Commissions, Net of Accumulated
 Amortization of $452,204 and $425,816 as of
 March 31, 1998 and December 31, 1997, respectively                             331,719               341,333
Other Assets, Net of Accumulated Amortization of $461,866 and
  $442,509 as of March 31, 1998 and December 31, 1997,
 respectively                                                                 1,371,657             1,392,552
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 79,532,522          $ 79,930,142
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                                     $ 33,536,568          $ 33,706,682
Due to Affiliates                                                                35,000               170,000
Accounts Payable                                                              2,062,853               990,537
Prepaid Rent, Tenant Deposits and Other Liabilities                             623,398               666,205
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            36,257,819            35,533,424
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Shares of Common and Preferred Stock, par value $0.001; an
 aggregate of 50,000,000 Common and Preferred Shares
 authorized; 1,709,937 Common Shares and 5,273,927 Preferred
 Share issued and outstanding as of March 31, 1998 and
 December 31, 1997, respectively                                                  6,984                 6,984
Paid-in Capital                                                              65,952,719            65,952,719
Distributions in Excess of Income                                           (22,685,000)          (21,562,985)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   43,274,703            44,396,718
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 79,532,522          $ 79,930,142
=============================================================================================================

        The accompanying notes are an integral part of these condensed consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                           1998                 1997
-----------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                                       $ 2,596,069           $2,659,157
Interest and Other                                                              86,853               37,904
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                               2,682,922            2,697,061
-----------------------------------------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Loan Costs                                        704,253              632,041
Property Taxes                                                                 307,023              398,877
Property Operating Costs                                                       280,906              358,856
General and Administrative                                                   1,911,779              209,363
Depreciation and Amortization                                                  600,976              604,801
-----------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                               3,804,937            2,203,938
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                          $(1,122,015)          $  493,123
===========================================================================================================

NET INCOME (LOSS)                                                          $(1,122,015)          $  493,123
Preferred Distributions Declared                                                    --             (369,175)
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                         $(1,122,015)          $  123,947
===========================================================================================================

BASIC NET INCOME (LOSS) PER COMMON SHARE                                        $(0.66)          $     0.08
===========================================================================================================

PREFERRED DISTRIBUTIONS PER SHARE                                               $   --           $     0.07
COMMON DISTRIBUTIONS PER SHARE                                                  $   --           $     0.07
===========================================================================================================

 The accompanying notes are an integral part of these condensed consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                           1998                 1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                          $(1,122,015)          $  493,123
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation                                                                 560,372              557,742
  Amortization - Other                                                          60,677               78,339
Decrease (Increase) in Accounts Receivable                                     198,505             (120,382)
Increase (Decrease) in Accounts Payable  and Due to Affiliates, Net            937,316             (294,302)
Net Change in Other Assets and Other Liabilities                               (41,269)              13,489
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      593,586              728,009
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                           (96,664)             (14,518)
Additions to Capitalized Lease Commissions                                     (16,775)             (40,590)
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (113,439)             (55,108)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Debt Facility                                                 --             (106,139)
Principal Payments on Mortgage Notes Payable                                  (170,114)             (55,899)
Distributions Paid to Shareholders                                                  --             (481,871)
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                         (170,114)            (643,909)
-----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      310,033               28,992
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,119,687            2,791,670
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 7,429,720           $2,820,662
===========================================================================================================

 The accompanying notes are an integral part of these condensed consolidated statements.

                      MERIDIAN POINT REALTY TRUST VIII CO.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


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

2.  CONSOLIDATION.

        The condensed consolidated financial statements include the Company and NASH-IND Corporation, a wholly-owned corporate subsidiary of the Company. All significant intercompany transactions and balances have been eliminated. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  STATEMENTS OF CASH FLOWS.

        For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

        Cash paid for interest was $689,321 and $606,944 for the three months ended March 31, 1998 and 1997, respectively.

4.  RENTALS FROM REAL ESTATE INVESTMENTS.

        Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures for the three months ended March 31, 1998 and 1997 totaled $272,281 and $433,838, respectively.

5.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

        Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than carrying value, a Provision for Decrease in Net Realizable Value is recorded. Net realizable value is not necessarily an indication of the property's current value or the amount that will be realized on its disposition. As of

March 31, 1998 and December 31, 1997, the Company had recognized a cumulative Provision for Decrease in Net Realizable Value of $4,617,000 and $5,167,000, respectively. This amount was recorded in years prior to 1996.

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

6.  DEBT FACILITY AND MORTGAGE NOTES PAYABLE.

        As of December 31, 1996, there was debt outstanding under a facility
with an insurance company of $ 20,042,421.   On July 30, 1997 this facility was
retired and paid off in full. To fund this payoff, the Company entered into a $12,500,000 loan with an insurance company secured by four of its properties in Phoenix, Arizona and its one property in Chino, California. This new loan has a maturity of June 2007 and bears interest at 8.06%. In addition to this loan, the Company also used approximately $7.3 million of proceeds from an interim construction loan secured by its property in La Vergne, Tennessee to retire the debt facility.

        On September 8, 1997 the Company entered into a $13,000,000 permanent loan with an insurance company secured by the La Vergne, Tennessee facility. This new loan has a maturity of September 15, 2007 and bears interest at a rate of 7.83%. The Company used the proceeds to pay off the interim construction loan.

        On August 27, 1997, the Company assumed a $994,301 mortgage on the Australian One Building in conjunction with the acquisition of three properties in West Palm Beach, Florida.

        After these transactions, the Company has Mortgage Notes Payable as follows:

                                                                                          BALANCE           BALANCE
                                          STATED           ANNUAL                          AS OF             AS OF
NAME AND LOCATION OF PROPERTY          INTEREST RATE      PAYMENTS       MATURITY      MAR. 31, 1998     DEC. 31, 1997
------------------------------------------------------------------------------------------------------------------------
Phoenix and Chino, CA Properties                8.060%     $1,163,693      06/26/07        $12,407,031       $12,447,408
La Vergne, TN                                   7.830%      1,186,518      09/15/07         12,914,303        12,957,570
Australian One, W. Palm Bch, FL                 8.250%        113,160      09/30/00            987,922           991,269
Memphis #20, Memphis, TN                        8.000%        185,700      11/01/98          1,651,068         1,664,295
Auburn, I, Auburn Hill, MI                      8.875%        714,513      08/01/09          5,576,244         5,646,140
--------------------------------------------- ------------- ----------  ------------- ----------------- ----------------
Totals                                                     $3,363,584                      $33,536,568       $33,706,682

7.    ADDITIONS TO RENTAL PROPERTIES

        The Company has completed a major expansion of its Waldenbooks facility in La Vergne, TN. As of March 31, 1998, $5,356,114 had been spent on that project which, at completion is estimated to cost $5,377,944. In connection with the Waldenbooks expansion, the Company had utilized an interim construction loan from a Tennessee bank. Under the loan agreement, the Company was permitted to borrow up to $13 million, a portion of which was used to fund interim settlement of the long-term debt facility. The construction loan bore interest at LIBOR plus 1.75% and was retired on September 8, 1997 upon the takeout of the permanent financing. (see Note 6)

        On August 27, 1997, the Company completed its purchase of three properties aggregating 71,428 square feet in Palm Beach County, FL., for a net purchase price of $5,966,328. In conjunction with this purchase, the Company assumed a mortgage in the amount of $994,301 which has a maturity of September 30, 2000 and bears interest at a rate of 8.250%. (See Note 6)

8.  DISPOSITION OF PROPERTY.

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

9.  BASIC NET INCOME (LOSS) PER COMMON SHARE.

    Net income (loss) per common share is determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the year. Weighted average common shares outstanding for the three months ended March 31 was 1,709,937 and 1,609,937 for the years ended 1998 and 1997 respectively. For the three months ended March 31, 1998 and 1997, there were no common stock equivalents outstanding and, as such, no diluted income (loss) per share information has been presented in the accompanying condensed statements of operations.

10.  INCOME TAXES.

     The Company intends to qualify and elect to be treated as a real estate investment trust ("REIT") for the year ending December 31, 1998. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.

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

        On April 1, 1998, the Board of Directors (the "Board") declared dividends in the amount of $0.08 per Preferred Share and $0.08 per Common Share, payable on April 17, 1998 to shareholders of record on April 8, 1998. The dividend amount of $0.08 per Preferred Share and $0.08 per Common Share was the maximum payable by the Company under the terms of the Company's Agreement and Plan of Merger with EastGroup Properties Inc. ("EastGroup", see Note 14) without causing a corresponding reduction in EastGroup's outstanding Preferred Share Offer Price and Common Share Offer price paid to the Company's shareholders on April 22, 1998.

12.  MANAGEMENT AGREEMENT.

     Effective December 1, 1995, the Company terminated the Amended and
Restated Employee Leasing Agreement with Meridian Point Properties, Inc. ("MPP") of San Francisco, California and entered into a management agreement with TIS Financial Services, Inc. ("TIS") of San Francisco, California. Under the new management agreement, the Company retained TIS to manage its assets, properties and investments in addition to performing administrative services for the Company. The agreement is on a month-to-month basis. The Company paid a base management fee calculated on an annual basis to be an amount equal to 0.75% of the Company's Average Invested Assets, as defined in the agreement. Commencing January 1, 1998, the Company has amended the agreement to pay TIS a base management fee of $35,000 per month. This agreement requires that TIS pay the employment expenses of its personnel.

     Under the management agreement with TIS, the Company incurred $116,830 and $155,000 as the estimated management fee for the three months ended March 31, 1998 and 1997, respectively. These amounts are included in Property Operating Costs.

13.  PERSONAL SERVICES AGREEMENT/STOCK APPRECIATION RIGHTS AGREEMENT

     On June 30, 1997, the Board of Directors announced the appointment of Robert H. Gidel as Chief Executive Officer of the Company, following his election as a director. Effective July 1, 1997 the Company entered into an Agreement for Personal Services with Mr. Gidel whereby Mr. Gidel will provide services to the Company as Chief Executive Officer and will in turn be paid an annualized fee of $180,000, payable quarterly, and shall be reimbursed for certain direct out of pocket expenses incurred on behalf of the Company. The agreement runs until September 22, 1998. The Company accrued $45,000 of compensation expense in the first quarter of 1998 for this agreement. Mr. Gidel also had the option to purchase, directly or through a partnership, up to 100,000 shares of the Company's common stock. Effective November 11, 1997 Mr. Gidel had exercised his right to purchase those shares at the weighted average trading price for the previous ten days, calculated to be $5.63 per share.

     In conjunction with the Personal Services Agreement, the Company also entered into a Stock Appreciation Rights Agreement whereby the Company granted stock appreciation rights ("SARs") to Mr. Gidel as follows: 150,000 shares of common stock SARs at $5.50 per share and 75,000 shares of preferred stock SARs at $8.50 per share. These SARs vested after one year of service or upon a change of control of the Company. They may be exercised at any time until September 21, 2000. Upon exercise, the grantee of the SARs will be paid the difference between the fair market price of the stock as determined by the Board of Directors and the exercise price. As of March 31, 1998 none of the SARs had been exercised (See Subsequent Events). The Company accrued $559,900 in the quarter ended March 31, 1998 for this expense.

14.  AGREEMENT AND PLAN OF MERGER WITH EASTGROUP PROPERTIES INC.

     On February 18, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with EastGroup Properties, Inc. (NYSE-EGP) providing for EastGroup's acquisition of the Company for $10.00 per outstanding preferred share and $8.50 per outstanding common share, payable in cash. Pursuant to the terms of the Merger Agreement, EastGroup (through a wholly-owned subsidiary) commenced a tender offer for all issued and outstanding preferred shares of the Company not currently held by EastGroup for $10.00 per share in cash, and for all issued and outstanding common shares of the Company for $8.50 per share in cash on February 23, 1998. The Offer expired on April 17, 1998. Thereafter, on April 22, 1998, EastGroup accepted all tendered preferred and common shares for purchase. According to Harris Trust Company of New York, 1,208,693 shares of common stock and 3,132,904 shares of preferred stock of the Company were tendered pursuant to the offer. The tendered shares accepted for purchase, when combined with EastGroup's ownership of 1,469,556 preferred shares, represents approximately 83.2% of the outstanding voting securities of the Company. Following completion of the Offer, the Company and EastGroup will engage in a second-step merger in which all remaining preferred shares of the Company (excluding those held by EastGroup) will be converted into $10.00 per share in cash and all remaining common shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. EastGroup will also assume all of the Company's outstanding indebtedness, resulting in a total transaction value of approximately $100 million. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (Schedule 14D-9) filed February 23, 1998.

15.  SHAREHOLDERS RIGHTS PLAN.

     On November 4, 1997, with the advice of Prudential Securities, the Company adopted a Shareholder Rights Plan, which was intended to protect the Company's shareholders in the event of coercive or unfair takeover tactics, or an unsolicited attempt to acquire control of the Company in a transaction the Board of Trustees believed was not in the best interests of the shareholders.

16.  SUBSEQUENT EVENTS

     On April 17, 1998, Mr. Robert Gidel elected to exercise all of his Stock Appreciation Rights as a result of the Change of Control arising from the Merger Agreement. On April 22, 1998, Mr. Gidel was paid a total of $562,500 pursuant to his Stock Appreciation Rights Agreement with the Company. The Company had accrued $559,900 in the quarter ended March 31, 1998 for this expense.

     On May 13, 1998, EastGroup-Meridian Inc. delivered to the Company written notice that it intended to purchase 1,440,740 Preferred shares for $10.00 per share and 3,302,510 Common Shares for $8.50 per share pursuant to the exercise of its options under Article VIII of the Merger Agreement. The funds for the purchase will be obtained from EastGroup. The closing of the purchase is scheduled to take place on June 1, 1998. Following the closing of the purchase, EastGroup will own, directly or indirectly, 5,043,201 Preferred Shares and 4,511,203 Common Shares, representing 90% of each outstanding class of stock in the Company. The Company intends to thereafter engage in a second-step short-form merger pursuant to Missouri Law, in which all remaining preferred shares of the Company (excluding those held by EastGroup) will be converted into $10.00 per share in cash and all remaining common shares of the Company (excluding those held by EastGroup) will be converted into $8.50 per share in cash. Further details of the Merger Agreement are contained in the Company's Amended and Restated Solicitation/Recommendation Statement (schedule 14D-9) filed February 23, 1998 and the Company's Amended Rule 13E-3 Transaction Statement filed March 27, 1998.


  .

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

  The Company owns a geographically diversified portfolio of real estate equity interests consisting of income-producing industrial and commercial real estate. The following discussion should be read in conjunction with the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

LIQUIDITY AND CAPITAL RESOURCES.

  The Company's main sources of liquidity are: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. A summary of the Company's historical cash flows is as follows:

                                     FOR THE THREE MONTHS ENDED
                                              MARCH 31,
                                     ----------------------------
                                         1998           1997
                                     -------------  -------------
  Cash flows provided by (used in):
     Operating activities               $ 593,586      $ 728,009
     Investing activities                (113,439)       (55,108)
     Financing activities                (170,114)      (643,909)

  In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity Real Estate Investment Trust (REIT) because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. The White Paper on Funds from Operations approved by the Board of Govenors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analyses. The Company computes FFO in accordance with standards established by the White Paper, which may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Properties' financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Properties' liquidity, nor is it indicative of funds available to fund the Properties' cash needs, including its ability to make distributions. A reconciliation of the Company's net income (loss) to Funds From Operations is as follows:

                                     FOR THE THREE MONTHS ENDED
                                     ---------------------------
                                              MARCH 31,
                                     ---------------------------
                                         1998           1997
                                     -------------  ------------

     Net income                       $(1,122,015)    $  493,123
     Reconciling items:
     Depreciation and amortization        600,976        604,801
                                      -----------     ----------
     Funds from operations              ($521,039)    $1,097,924
                                      ===========     ==========

  The decrease in Funds From Operations of $1,618,983 for the three months ended March 31, 1998 as compared with the same period in 1997 is primarily the result of (1) accruing an Investment Advisor Fee of $1,010,000 and (2) accruing Stock Appreciation Rights Expense of $559,900.

  The Company's principal applications of its cash resources are (i) operating expenses related to real estate operations, general and administrative expenses, interest expense, and legal costs, (ii) capital improvements, and (iii) principal payments under its long-term debt facilities and mortgage notes payable. During the first three months of 1998, cash on hand and Funds From Operations were sufficient to fully fund the Company's cash needs. The Company considers its ability to generate cash from operations adequate to meet its presently foreseeable cash requirements. However, unanticipated decreases in revenues and/or unanticipated increases in expenses could adversely affect cash flow and cause the Company to make use of other sources of liquidity.

  Funds From Operations may be affected in the future by changes in rental rates and occupancy levels. As of March 31, 1998, the Company's properties were 96% occupied. Through the end of 1998, leases covering approximately 8% of the Company's leased space are scheduled to expire.

  As of March 31, 1998, the Company had cash and cash equivalents of $7,429,720.

  The Company has previously determined that a soil settlement problem exists at the 1033 East Maricopa property in Phoenix, Arizona. In that regard, the Company instituted a lawsuit against the entity from which the property was purchased and a related party in 1994. During the 3rd quarter of 1996, the Company settled the lawsuit in return for monetary consideration. The amount of the settlement will offset, to a material extent, any costs to rehabilitate the property. The Company is now rehabilitating the property.

  Capital expenditures for the three months ended March 31, 1998 and 1997 totaled $113,439 and $55,108, respectively.

  During the three months ended March 31, 1997, distributions totaling $481,871 were made to shareholders. During the three months ended March 31, 1998 no
distributions were made to shareholders.   On April 1, 1998, the Board of
Directors (the "Board") declared dividends in the amount of $0.08 per preferred share and $0.08 per common share, payable on April 17, 1998 to shareholders of record on April 8, 1998.

YEAR 2000 COMPLIANCE
--------------------

  The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification of replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse implact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.


MATERIAL CHANGES IN RESULTS OF OPERATIONS.

  Rentals from Real Estate Investments totaled $2,596,069 and $2,659,157 for the three months ended March 31, 1998 and 1997, respectively. The decrease of $63,089 in 1998 is primarily due to the sale of the Jackson, Mississippi and the Bedford, Park, Illinois properties, offset by the subsequent acquisition of the Florida properties and the expansion of the La Vergne, Tennessee facility.

  Compared to the same period in 1997, Interest and Other revenue increased by $48,949 to $86,853 for the three month period ended March 31, 1998. The increase is primarily due to increases in the Company's average cash balances available for investment.

  Interest and Amortization of Loan Costs for the three months ended March 31, 1998 increased by $72,212 as compared to the comparable prior year period because of increased borrowing for the Waldenbooks expansion in La Vergne, TN. The average debt outstanding during the three months ended March 31, 1998 was $33,621,625 as compared to $29,879,661 during the comparable prior year period.

  Property Taxes totaled $307,023 and $398,877 for the three months ended
March 31, 1998 and 1997, respectively. The decrease of $91,854 is primarily due to the sale of the Jackson, Mississippi and the Bedford, Park, Illinois properties, offset by the subsequent acquisition of the Florida properties.

  Property Operating Costs for the three months ended March 31, 1997 were $112,950 less than in the comparable period of the prior year. The decrease primarily relates to lower management fees to TIS by$ 73,170 and lower costs due to sales of properties.

     Compared to the same period in 1997, General and Administrative costs increased by $1,702,416 to $1,911,779 for the three month period ended March 31, 1998. This increase is primarily due to 1998 provisions relating to (1) an Investment Advisor Fee of $1,010,000 related to advisory services and a fairness opinion for the Company related to the EastGroup Plan of Merger, (2) Stock Appreciation Rights Expense of $559,900, (3) compensation expense for the Chief Executive Officer and (3) legal and other expenses related to analyzing and executing the Plan of Merger.

     Included in Net Income are the non-cash expenses of Depreciation and Amortization. For the three months ended March 31, 1998 and 1997, these expenses totaled $600,976 and $604,801, respectively. The decrease of $3,825 during 1998 compared to 1997, is primarily due to the sale of the Jackson, Mississippi and the Bedford, Park, Illinois properties, offset by the subsequent acquisition of the Florida properties.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:  None

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REGISTRANT

                              MERIDIAN POINT REALTY TRUST VIII CO.



May 20, 1998                  By:  /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



May 20, 1998                  By:  /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)